Form 10-Q
period 2002-03-31
MEDSOURCE TECHNOLOGIES INC
filed 2002-05-15
CIK 1084726

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2002

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                        Commission file number 000-49702

                          MEDSOURCE TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)



State of incorporation:  DELAWARE     IRS Employer Identification No: 52-2094496



               110 CHESHIRE LANE, SUITE 100, MINNEAPOLIS, MN 55305
              (Address and zip code of principal executive office)



                                 (952) 807-1234
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No: |X|

         The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of May 10, 2002 was 26,955,790

                                TABLE OF CONTENTS

Part I:  Financial Information.................................................3

Item 1:  Financial Statements..................................................3

         Condensed Consolidated Balance Sheets.................................3

         Condensed Consolidated Statements of Operations.......................4

         Condensed Consolidated Statements of Cash Flows.......................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10

Item 3:  Quantitative and Qualitative Disclosures About
         Financial Market Risk................................................17

Part II - Other Information...................................................18

Item 1.  Legal Proceedings....................................................18

Item 2.  Changes in Securities and Use of Proceeds............................18

Item 3.  Defaults Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders..................18

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

Signatures....................................................................20

                          MEDSOURCE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             March 31,               June 30,
                                                                               2002                  2001(1)
                                                                        ---------------------------------------------
                                                                            (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $99,917                   $20,289
    Accounts and notes receivable, net                                              20,762                    21,504
    Inventories                                                                     19,629                    13,350
    Prepaid expenses and other current assets                                        3,936                     3,099
    Deferred income taxes                                                                -                     1,335
                                                                        -------------------   -----------------------
Total current assets                                                               144,244                    59,577

Property, plant and equipment, net                                                  43,793                    38,873
Goodwill, net                                                                      112,057                    96,811
Other intangible assets, net                                                         4,180                     4,434
Debt interest escrow fund                                                                -                     1,849
Deferred financing costs                                                             3,074                     3,386
Other assets                                                                           414                       370
                                                                        -------------------   -----------------------
Total assets                                                                      $307,762                  $205,300
                                                                        ===================   =======================

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                                $9,049                    $8,691
    Accrued expenses                                                                17,796                    12,125
    Restructuring reserve                                                            5,450                     5,928
    Current portion of long-term debt                                                8,372                     7,215
                                                                        -------------------   -----------------------
Total current liabilities                                                           40,667                    33,959

Long-term debt, less current portion                                                77,963                    82,329
Deferred income taxes                                                                    -                     1,335
Other long-term liabilities                                                          2,409                     2,071

Redeemable preferred stock                                                          10,155                    98,867

Shareholders' equity (deficit)
    Preferred stock                                                                      -                         1
    Common stock                                                                       260                        52
    Additional paid-in capital                                                     258,203                    33,875
    Accumulated other comprehensive loss                                           (1,934)                   (1,560)
    Accumulated deficit                                                           (79,854)                  (45,415)
    Unearned compensation                                                            (107)                     (214)
                                                                        -------------------   -----------------------
Total shareholders' equity (deficit)                                               176,568                  (13,261)
                                                                        -------------------   -----------------------
LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)                                      $307,762                  $205,300
                                                                        ===================   =======================

(1) The June 30, 2001 Balance Sheet is taken from audited financial statements included in the prospectus dated March 27, 2002 filed by the Company with the SEC on March 28, 2002 pursuant to Rule 424(b) under the Securities Act of 1933.

See accompanying notes.

                          MEDSOURCE TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended                Nine Months Ended
                                                  --------------------------------- ---------------------------------
                                                      March 31,        March 31,       March 31,        March 31,
                                                        2002             2001            2002             2001
                                                  ------------------ -------------- ---------------- ---------------

Revenues                                                    $42,150        $34,799         $114,306         $90,290
Costs and expenses:
   Cost of product sold                                      31,483         26,129           86,099          67,643
   Selling, general and administrative expense                8,193          7,271           22,273          19,042
   Amortization of goodwill and other intangibles                90          1,671              277           4,103
                                                  ------------------ -------------- ---------------- ---------------
Operating income (loss)                                       2,384          (272)            5,657           (498)
                                                  ------------------ -------------- ---------------- ---------------

Interest expense, net                                       (2,363)        (2,281)          (7,248)         (7,698)
Other (expense) income                                      (2,857)            275          (2,867)              86
                                                  ------------------ -------------- ---------------- ---------------

Loss before income taxes                                    (2,836)        (2,278)          (4,458)         (8,282)
Income tax benefit                                                3             21                3              21
                                                  ------------------ -------------- ---------------- ---------------
Net  loss                                                   (2,833)        (2,257)          (4,455)         (8,261)
Preferred stock dividends and accretion of
discount on preferred stock                                (25,817)        (2,532)         (31,139)         (7,186)
                                                  ------------------ -------------- ---------------- ---------------
Net loss attributed to common stockholders                ($28,650)       ($4,789)        ($35,594)       ($15,447)
                                                  ================== ============== ================ ===============

Net loss per share attributed to common stockholders
          Basic and diluted                                 ($4.01)        ($0.91)          ($6.06)         ($2.94)

Weighted average common shares outstanding
          Basic and diluted                               7,146,444      5,255,258        5,876,987       5,251,246

EBITDA ****                                                  $1,754         $3,087           $8,973          $8,440
Pro forma EBITDA *                                           $5,197         $3,553          $13,347          $9,630

*      Pro forma EBITDA excludes non-recurring costs of management services agreement.
** Non-recurring preferred stock charges for March quarter to date include $23.0 million of non-cash dividends, $0.2 million of cash dividends and $2.6 million of non-cash discount accretion.
*** Non-recurring preferred stock charges for March quarter to date include $26.4 million of non-cash dividends, $1.4 million of cash dividends and $3.3 million of non-cash discount accretion.
****   Earnings before interest, taxes, depreciation and amortization

See accompanying notes.

Note: In the opinion of management, earnings per share calculations are not relevant since our IPO occurred during the last week of our fiscal quarter and at that time a total 8,340,000 shares were issued and the majority of our preferred stock converted to common. Actual number of shares outstanding at the end of the third fiscal quarter were 26,018,003 while the weighted average number of shares for the quarter totaled 7,146,444.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,          MARCH 31,
                                                                                   2002                2001
                                                                              ---------------- ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (4,455)            $ (8,261)
   Adjustments to reconcile net loss to net
     cash provided by (used in)  operating activities:
      Depreciation                                                                      5,907                 4,786
      Amortization of goodwill and other intangibles                                      277                 4,103
      Amortization of deferred financing costs and discount
         on long-term debt                                                                876                   919
      Amortization of unearned compensation                                               107                     -
      Gain on sale of equipment                                                             -                  (18)
   Changes in  operating  assets  and  liabilities,  net
      of effect  of  business acquired:
      Accounts and notes receivable                                                     1,610               (1,322)
      Inventories                                                                     (5,342)                 (453)
      Prepaid expenses and other current assets                                         (809)                 (407)
      Interest escrow fund                                                              1,849                 1,875
      Accounts payable,accrued compensation and benefits, accrued expenses
      and other                                                                           391               (1,558)
      Other                                                                             (291)                     5
                                                                              ---------------- ---------------------
         Net cash provided by (used in)  operating activities                             120                 (330)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                                    (5,407)               (1,086)
   Other additions to plant and equipment, net                                        (7,109)               (7,544)
   Proceeds from sale of equipment                                                          -                   223
                                                                              ---------------- ---------------------
         Net cash (used in) investing activities                                     (12,517)               (8,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                                         (5,111)               (5,497)
   Proceeds from sale of Series E preferred stock and
      common stock, net of costs                                                       97,137                37,356
   Net payments on line of credit                                                           -               (4,000)
                                                                              ---------------- ---------------------
         Net cash provided by financing activities                                     92,026                27,859


Increase in cash and cash equivalents                                                  79,629                19,121
Cash and cash equivalents at beginning of period                                       20,289                 2,210
                                                                              ---------------- ---------------------
Cash and cash equivalents at end of period                                          $  99,917            $   21,331


See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         MedSource Technologies, Inc. (the "Company") has prepared the unaudited interim consolidated financial statements presented herein in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our financial position and results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements for our fiscal year ended June 30, 2001 included in the prospectus that we filed under Rule 424(b) under the Securities Act of 1933 on March 27, 2002. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

2.       INITIAL PUBLIC OFFERING

         On March 27, 2002, the Company commenced its initial public offering ("IPO") in which it initially sold 8,340,000 shares of common stock at a price of $12.00 per share. The net proceeds of the IPO, which the Company received on April 2, 2002, after deducting underwriting discounts, were approximately $93.1 million. The Company used these proceeds to pay down senior debt in the amount of $66.3 million, extinguish senior subordinated debt in the amount of $21.4 million (including a $1.4 million pre-payment fee), redeem Series E preferred stock in the amount of $4.1 million (including dividends), redeem Series F preferred stock in the amount of $4.1 million (including dividends), pay accrued and unpaid dividends on Series B preferred stock in the amount of $4.8 million and to pay fees under service agreements with Kidd & Co. and Whitney Mezzanine Management Company. The Company also incurred approximately $2.0 million in other expenses related to the IPO, which will be paid in the quarter ending June 30, 2002. Since the payment of the senior and senior subordinated debt, redemption of Series E and Series F preferred stock and payment of the accrued and unpaid dividends on Series B preferred stock were not made until April 2002, no entries have been recorded to reflect these payments in the accompanying condensed consolidated balance sheet. Additionally, in April 2002, the Company's underwriters exercised their option to purchase an additional 1,251,000 shares of common stock at $12.00 per share, with 926,000 shares sold by the Company and 325,000 shares sold by two stockholders. This resulted in additional net proceeds, which the Company received on April 17, 2002, of $10.3 million after deducting underwriting discounts.

         Upon consummation of the IPO all shares of the Company's Series A, Series B, Series C, Series D and Series Z preferred stock converted to common stock. The conversion amounts were as follows:

         Series A                    1,918,500
         Series B                    3,327,279
         Series C                    3,934,870
         Series D                    1,769,549
         Series Z                      650,000
         Series C Warrant                2,916

         In connection with our initial public offering, our Series C preferred stock converted into a number of shares of our common stock based upon the initial public offering price of our common stock. Our net loss for the three-months ending March 31, 2002 therefore reflects a deemed preferred stock dividend of approximately $19.7 million for the value of the additional shares of our common stock issued to the holders of our Series C preferred stock upon conversion. We determined the value of the dividend in accordance with EITF 00-27 by multiplying the number of additional shares of our common stock issued upon conversion of our Series C preferred stock by the value of our common stock on the date that investors committed to purchase our Series C preferred stock.

         Upon completion of the IPO, the Company had 26,018,003 shares of common stock outstanding. Upon the exercise of the over-allotment option by the Company's underwriters in April 2002, the Company had 26,944,003 shares of common stock outstanding.

3.       ACQUISITION

         As noted in the Company's prospectus, on January 4, 2002, the Company acquired HV Technologies, a specialized manufacturer of polyimide and composite micro-tubing that is used in interventional and minimally invasive catheters, delivery systems and instruments, for a total purchase price of $19.4 million, which included $5.6 million in cash, 4,000 shares of 6% Series F preferred stock, par value $0.01 per share (Series F preferred stock), and 819,322 shares of common stock. The acquisition was recorded using the purchase method of accounting. The preliminary purchase price allocation was $4.2 million to net tangible assets and $15.2 million to goodwill, and is subject to adjustment pending final review.

         In connection with our acquisition of HV Technologies, we issued 6,000 shares of Series E preferred stock and warrants to purchase an aggregate of 200,000 shares of our common stock for which the Company received proceeds of $6.0 million. We recorded a discount of $1.8 million to the carrying value of the Series E preferred stock equal to the consideration allocated to the warrants. We accreted this discount over the three-month period ended March 31, 2002. The Company paid $4.1 million to redeem part of the Series E preferred stock in April 2002 and will redeem the remainder prior to December 2002.

         Due to the insignificant effect on the financial position and results of operations, no pro-forma data of this acquisition is required or presented.

4.       INVENTORIES

         Inventories consisted of the following (in thousands):

                               MARCH 31,               JUNE 30,
                                 2002                   2001
                         --------------------    --------------------
                              (UNAUDITED)

Raw material                 $  10,295              $   6,287
Work-in-progress                 6,825                  5,051
Finished goods                   2,509                  2,012
                         --------------------    --------------------
   Total                     $  19,629                $13,350
                         ====================    ====================

5.       COMPREHENSIVE LOSS

         Comprehensive loss represents net loss attributed to common shareholders plus the results of shareowners' equity changes relating to the Company's previous interest rate swaps. For the three-months ended March 31, 2002 and 2001, comprehensive loss was $28.2 million and $3.9 million, respectively. For the nine-months ended March 31, 2002 and 2001 comprehensive loss was $36.0 million and $14.9 million, respectively.

6.       LOSS PER SHARE

         Basic and diluted net loss per share attributed to common stockholders is computed using the weighted average number of shares of common stock outstanding during the period. For all periods presented, the impact of the inclusion of potentially dilutive securities related to the assumed exercise or conversion of options, warrants, and other convertible securities was anti-dilutive.

7.       GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Amounts previously recorded as separately identifiable intangibles for acquired work force and customer base were reclassified to goodwill in accordance with FAS 141, increasing goodwill by $34.6 million as of the date of adoption. The reclassification has been reflected in the goodwill and other intangible asset balances as of June 30, 2001 for comparative purposes. Effective with the July 1, 2001 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The transitional impairment test conducted in connection with the adoption of FAS 142 resulted in no impairment being required. The following table presents the results of the Company for all periods presented on a comparable basis (in thousands, except per share data):


                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED

                                                     ---------------------------------     ------------------------------
                                                       MARCH 31,          MARCH 31,         MARCH 31,        MARCH 31,
                                                          2002              2001              2002             2001
                                                     ---------------    --------------     ------------      ------------
Net loss attributed to common shareholders, as          $(28,650)           $(4,507)          $(34,441)        $13,559)
   reported

Add back goodwill, workforce and customer base
   amortization (net of tax)                                   -              1,609                  -           3,727
                                                     ---------------    --------------     ------------    --------------
Adjusted net loss attributed to common shareholders    $ (28,650)           $(2,898)          $(34,441)        $(9,872)
                                                     ===============    ==============     ============    ==============

Basic and diluted net loss per share:
  Net loss attributed to common shareholders, as
   reported                                              $  (4.01)            $(0.86)           $(5.86)          $(2.59)
Goodwill, workforce and customer base amortization
   (net of tax)                                              -                  0.31              -                0.71
                                                     ---------------    --------------     ------------    --------------
Adjusted net loss attributed to common shareholders      $  (4.01)            $(0.55)           $(5.86)          $(1.88)
                                                     ===============    ==============     ============    ==============


8.       RESTRUCTURING CHARGE

         In June 2001, the Company completed a strategic review of its manufacturing operations and support functions. Based on this review and with approval of the Board of Directors, management began actions to eliminate redundant facilities and recorded a restructuring charge of $11.5 million.

         Information relating to the restructuring charges is as follows (in millions):


                                                                 INCURRED
                                                                 THROUGH       BALANCE
                                                    INITIAL      MARCH 31,     AT MARCH
                                                    ACCRUAL        2002        31, 2002
                                                   -----------  ------------  -----------
Impairment of goodwill and other intangibles        $  3.6        $  3.6       $    -
Impairment of property, plant and equipment            1.9           1.9            -
Employee termination benefits                          3.8           0.5          3.3
Other direct costs                                     2.2             -          2.2
                                                   -----------  ------------  -----------
                                                    $ 11.5        $  6.0       $  5.5
                                                   ===========  ============  ===========



9.       SUBSEQUENT EVENT

         On April 2, 2002, the Company retired its outstanding long-term debt of $86.3 million and concurrently consummated a new $85 million credit facility which includes a $40 million term loan and an unused $25 million revolving credit facility and a $20 million unused delayed draw acquisition line term loan. The Company recognized a non-cash charge of $5.5 million for the write-off of unamortized capitalized loan fees and discounts and a cash charge of $1.4 million for debt pre-payment fees in conjunction with the retirement of its previous debt. This total loss of $6.9 million will be reflected as an extraordinary loss in the quarter ending June 30, 2002. Additionally, on April 2, 2002, the Company recognized a cash charge in the amount of $1.9 million for termination of its interest rate hedge contracts that were designed to be interest rate hedges on the previous senior debt. This loss of $1.9 million will be reflected as an other expense in the quarter ending June 30, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q.

         The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. In many cases, you can identify forward-looking statements by terminology such as may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate, ""predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed below and under the heading "risk factors" contained in our final prospectus dated March 27, 2002. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We do not assume any obligation to update the forward-looking statements after the date hereof.

OVERVIEW

         We provide product development and design services, precision metal and plastic part manufacturing, product assembly services and supply chain management. We provide our products and services to each of the following primary target markets:

         o        Surgical instrumentation devices and components;

         o        Electro-medical devices and components;

         o        Custom interventional devices and components; and

         o        Custom orthopedic devices and instruments.

COMPANY HISTORY

         During 1998, our co-founders, Richard J.Effress and William J. Kidd, established MedSource to identify business opportunities in the medical engineering and manufacturing services industry. During March 1999, with additional equity capital from Whitney & Co., we acquired seven unaffiliated businesses to begin our operations. The original seven acquisitions were Kelco Industries, W.N. Rushwood d/b/a Hayden Precision Industries, National Wire and Stamping, The MicroSpring Company, Portlyn, Texcel and Brimfield Precision. Our first fiscal period, which ended July 3,1999, consisted of only three months of consolidated results, which included material one-time expenses for business combination and formation.

         Since our initial acquisitions, we have acquired five additional businesses. We acquired Tenax in January 2000, Apex Engineering in February 2000 and Thermat Precision in May 2000. The acquisition of Tenax provided injection molding capability, the acquisition of Thermat added injection molding and precision metal injection manufacturing capabilities to our operations, enabling us to manufacture low cost precision stainless steel components, and the acquisition of Apex Engineering provided mold design and plastic injection molding and mold making capabilities. We acquired ACT Medical in December 2000. The acquisition of ACT Medical enhanced our product design and development engineering expertise and provided a low cost assembly operation in Mexico. We acquired HV Technologies (HVT) in January 2002. The acquisition of HV Technologies, a specialized manufacturer of polyimide and composite micro-tubing used in interventional and minimally invasive catheters, delivery systems and instruments, enabled us to expand our offering of proprietary manufacturing capabilities to our customers in the interventional device market. All of our acquisitions were accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

         REVENUES

         We recognize product revenue at the time products are shipped. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For fiscal 2001, service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectability from the customer. Reserves for returns and allowances are recorded against revenues based on management's estimates and historical experience.

         We target the sale of our products and services to medical device companies in four target markets. As we have continued to focus on these markets, our sales to nonmedical customers as a percentage of our total revenues have been decreasing over time. Sales to nonmedical customers were less than 5% of our total revenues during the nine months ended March 31, 2002. We expect sales to nonmedical customers as a percentage of our total revenues to continue to decrease in the future.

         Historically, most of our revenues were derived from the manufacture of components used in medical devices. However, in order to accelerate revenue growth and better serve our customers, we aggressively pursued opportunities for the assembly of completed devices. To support this effort, we have completed a number of acquisitions to expand our product offerings and enhance our supply chain services. Over time, we anticipate that revenues from the assembly of completed devices will likely continue to grow as a percentage of our total revenues. Nevertheless, we will continue to aggressively pursue component sales opportunities.

         Our top four customers accounted for 41% of our revenues for the year ended June 30, 2001, with one customer accounting for 18% of our revenues and another accounting for 12% of our revenues. For the nine months ended March 31, 2002, our top four customers accounted for 49% of our revenues, with one customer accounting for 24% of our revenues and another accounting for 11% of our revenues. We expect revenues from our largest customers to continue to constitute a significant portion of our total revenues.

         We primarily derive our revenues from serving leading medical device companies. These customers are typically large companies with substantial market share in one or more of our four target markets, and we believe that expanding our relationships with these customers represents our most important revenue opportunity. As a result, we devote significant sales efforts to securing additional business from the business units and product lines of the leading medical device companies that we currently serve, as well as developing business with other business units and product lines of these customers. As we increasingly focus on serving customers and expand our offerings to them by developing or acquiring additional engineering and manufacturing capabilities, we expect the percentage of revenues we derive from these customers to increase over time, as compared with revenues from non-medical device companies. We also intend to continue to selectively pursue promising opportunities with emerging medical device companies

         As discussed above, we have acquired five businesses since we began operations during March 1999. A substantial portion of our revenue growth to date has been attributable to the addition of these acquired companies' revenues. In the periods following these acquisitions, we have grown our revenues by offering our existing customers access to our newly acquired engineering and manufacturing capabilities, as well as by offering the customers of the acquired businesses access to our existing capabilities. We generally have retained the medical device customers of the companies that we have acquired, but have selectively discontinued business with customers of the acquired businesses that did not fit our strategic focus of serving leading and select emerging medical device companies in our four target markets or related medical fields. We expect to continue to make select acquisitions of complementary medical engineering and manufacturing services providers that bring desired capabilities, customers and / or geographic coverage that either strengthens our position in our target markets or provide us with a significant presence in a new market.

         We generally do not have long-term volume commitments from our customers, and they may cancel their orders or change or delay volume levels at any time.

         COST AND EXPENSES

         Cost of products sold includes expenses for raw materials, purchased components, outside services, supervisory, engineering and direct production manpower including benefits, production supplies, depreciation and other related expenses to support product manufacturing. We purchase most of the raw materials that are used in our products at prevailing market prices and, as a result, are subject to fluctuations in the market price of those raw materials. In particular, the prices of stainless steel, titanium and platinum have historically fluctuated, and the prices that we pay for these materials, and, in some cases, their availability, are dependent upon general market conditions.

         Gross margins as a percentage of revenues declined from 33% for the year ended July 1, 2000 to 27% for the year ended June 30, 2001. For the nine months ended March 31, 2002, margins declined nominally (0.4 percentage points) from the prior year period. Historically, our component business produced strong gross margins. When we were initially formed during March 1999, we were predominately a components supplier. However, in order to expand the number of our services and accelerate revenue growth, we aggressively pursued opportunities for the assembly of completed devices, which generally have higher material content and a lower value added content, resulting in lower gross margins but with lower capital investment. This increase in assembly revenues was combined with an acquisition strategy to support the growth of additional assembly opportunities. In this regard, we acquired Tenax during January 2000, Apex Engineering in February 2000 and ACT Medical in December 2000, all of which had lower gross margins than our base business. In the future, we expect that these factors, which contributed to declining margins, will be mitigated by increased operational efficiencies from higher volumes and benefits from our plant consolidation strategy, as well as from the impact of the recent acquisition of HV Technologies with gross margins that are more comparable to those of our components business. Moreover, we are presently focused on a balanced growth strategy and pursue both component manufacturing and assembly opportunities.

         Selling, general and administrative expense includes support of our facilities for production and shipments to the customer as well as strategic investments in our sales and marketing, operations and quality teams, and our corporate support staff.

         We have accounted for all of our acquisitions by using the purchase method of accounting. Until our year ended June 30, 2001, we amortized the goodwill and other intangibles attributable to our acquisitions and incurred associated amortization expense of $4.3 million in fiscal 2000 and $5.6 million in fiscal 2001. In connection with our implementation of SFAS No. 142," Goodwill and Other Intangibles," we no longer amortize goodwill. Instead, we will periodically test goodwill and intangibles for impairment and record an expense if those assets become impaired, as further discussed under "--Recent Accounting Pronouncements."

         In connection with our acquisition of HV Technologies in January 2002, we issued Series E preferred stock and warrants to purchase an aggregate of 200,000 shares of our common stock and we issued Series F preferred stock. We recorded a discount of $1.8 million to the carrying value of the Series E preferred stock equal to the consideration allocated to the warrants. We accreted this discount over the three-month period ended March 31, 2002.

         In connection with our initial public offering, our Series C preferred stock converted into a number of shares of our common stock based upon the initial public offering price of our common stock. Our net loss for the three-months ending March 31, 2002 therefore reflects a deemed preferred stock dividend of approximately $19.7 million as the value of the additional shares of our common stock issued to the holders of our Series C preferred stock upon conversion. We determined the value of the dividend in accordance with EITF 00-27 by multiplying the number of additional shares of our common stock issued upon conversion of our Series C preferred stock by the value of our common stock on the date that investors committed to purchase our Series C preferred stock.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenues for the three-month period ended March 31, 2002 totaled $42.2 million compared to $34.8 million for the same period of the prior year, an increase of 21%, of which 13% was due to internal revenue growth, and 8% was due to the acquisition of HV Technologies during January 2002. Our internal growth was driven by increased shipments of surgical instrumentation devices and components, and increased shipments of components for spinal systems and pacemakers and implantable defibrillators to several of our established customers. A small portion of our internal growth resulted from new endo-laparoscopic product design and development capabilities that we acquired from ACT Medical during December 2000. In addition, revenues also benefited from accelerating sales of devices recently released by our customers, specifically catheter-based drug delivery devices, orthopedic knee systems, and patient monitoring equipment. Excluding the expected decline in shipments reported by two of our manufacturing facilities with significant non-medical revenue and excluding the increased revenue from the HVT acquisition, our base medical business increased 19% compared to the prior year.

         Cost of products sold for the three-month period ended March 31, 2002 totaled $31.5 million compared to $26.1 million for the three-month period ended March 31, 2001. The increase in cost of products sold principally resulted from the increase in volume compared to the prior year period

         Gross margin was 25.3% for the three months ended March 31, 2002, up nominally compared to 24.9% for the same period of the prior year. Fluctuations in our margins resulted from the sales mix between devices and components as well as the respective product mixes within these categories.

         Selling, general, and administrative expense for the three-month period ended March 31, 2001 totaled $8.2 million, or 19% of revenues, compared to $7.3 million, or 21% of revenues, for the same period of the prior year. The $0.9 million increase, or 12%, included $0.6 million from the HVT acquisition while the remaining increase of $0.3 million was largely driven by expansion of our sales and marketing organization.

         Amortization of goodwill and intangibles totaled $0.1 million for the three-month period ended March 31, 2002, compared with $1.7 million for the prior year period. The decrease resulted from the adoption of FAS 141 & FAS 142 in July 2001.

         Net interest expense totaled $2.3 million for the three-month period ended March 31, 2002 and for the same prior year period. This was due to lower interest expense resulting from lower amounts outstanding under our senior credit facility offset by lower interest income.

         As reported net loss totaled $2.8 million, including the cost of terminated service agreements agreements ($0.5 million for the March quarter and one time termination charges of $2.9 million), versus $2.3 million in the prior year period. This quarter's net loss attributed to common shareholders totaled $28.7 million, and included non cash charges of $25.6 million for accretion and preferred stock dividends and $0.2 million of cash charges. These charges were principally as a result of the conversion of our preferred stock to common in conjunction with the IPO.

         Pro forma net income, which, again, excluded the cost of non-recurring service agreements, totaled $0.6 million.

         Pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) totaled $5.2 million and excluded the cost of terminated services agreements ($0.5 million for the March quarter and one time termination charges of $2.9 million). As-reported EBITDA aggregated $1.8 million, a 44% decrease from the prior-year period. This decrease was more than accounted for by the non-recurring $2.9 million charge for terminated service agreements recorded upon completion of our IPO.

         For the three months ended March 31, 2002, the Company's as reported results included non-recurring charges of $25.8 million, mainly non-cash, for dividends and accretion of discount on preferred stock resulting from the IPO, and $3.4 million for terminated service agreements.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

         Revenues for the nine-month period ended March 31, 2002 totaled $114.3 million compared to $90.3 million for the same period of the prior year, an increase of 27%, of which 17% was due to the acquisitions of Act Medical during December 2000 and HVT during January 2002, and 10% was due to internal growth which reflected the impact of the company's planned de-emphasis in non-medical shipments. Internal growth was driven primarily by strong surgical instrumentation device and component sales, specifically endo-laparoscopic instrumentation, increased shipments of interventional catheters and wire products, specifically medical guidewires, and increased shipments of components for pacemakers and implantable defibrillators, offset by our planned decline in shipments to our non-medical customers. If we exclude the expected decline in shipments from two manufacturing facilities with significant non-medical revenue, our internal growth of our base medical business increased 20% compared to the prior-year period.

         Cost of products sold for the nine-month period ended March 31, 2002 totaled $86.1 million compared to $67.6 million for the nine-month period ended March 31, 2001. The increase in cost of products sold principally resulted from the increase in volume over the same period of the prior year. Gross margin was 24.7% for the nine months ended March 31, 2002, down nominally compared to 25.1% for the same period of the prior year.

         Selling, general, and administrative expense for the nine-month period ended March 31, 2001 was $22.3 million, or 19% of revenues, compared to $19.0 million, or 21% of revenues, for the same period of the prior year. The increase in expense was attributable primarily to our acquisitions of Act Medical during December 2000 and HVT during January 2002, as well as higher selling and marketing expenses to support future growth. We anticipate selling, general and administrative expense as a percentage of revenues to decline during the remainder of our fiscal year.

         Net interest expense was $7.2 million for the nine-month period ended March 31, 2002, compared to $7.7 million for the same prior year period. The decrease was due to the lower interest expense resulting from lower amounts outstanding under our senior credit facility.

         Amortization of goodwill and intangibles totaled $0.3 million for the nine-month period ended March 31, 2002, compared with $4.1 million for the prior year period. The decrease resulted from the adoption of FAS 141 & FAS 142 in July 2001.

         As reported net loss totaled $4.5 million and included $4.4 million for the cost of terminated service agreements ($1.5 million for the March year to date period and one time termination charges of $2.9 million) compared to $8.3 million for the prior year period. Net loss attributed to common shareholders totaled $35.6 million and included non-recurring preferred stock charges of $29.7 million non-cash for discount accretion and dividends and $1.4 million for cash dividends principally as a result of the conversion of our preferred stock to common in conjunction with the IPO.

         Pro forma net loss, which excluded the cost of non-recurring service agreements, totaled $0.1 million.

         Pro forma EBITDA, which excludes the cost of terminated service agreements ($4.4 million), totaled $13.3 million, a 39% increase from the prior year period. As reported, EBITDA totaled $9.0 million, a 6% increase from the prior year period.

         For the nine months ended March 31, 2002, the Company's as reported results included non-recurring charges of $31.1 million, mainly non-cash, for dividends and accretion of discount on preferred stock resulting from the IPO, and $4.4 million for the cost of terminated service agreements.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had cash and cash equivalents totaling $99.9 million. Our principal sources of liquidity are cash provided by operations and borrowings under our senior credit facility. Prior to initial public offering, our principal uses of cash were to finance acquisitions, meet debt service requirements and finance capital expenditures. We expect that these uses will continue in the future.

         Net cash provided by operating activities totaled $0.1 million for the nine-month period ended March 31, 2002 compared to net cash used by operating activities of $0.3 million for the same period of the prior year. The increase in cash provided by operating activities over the prior year period is primarily the result of a $3.7 million less net loss, $2.9 million decrease in receivables and $1.9 million increase in payables and accrued expenses, mainly the result of accrued expenses related to accrued IPO expenses and increased depreciation, offset by a $4.9 million increase in inventories, mainly to support fourth quarter revenue production.

         Management believes that current cash balances and cash generated from operations, combined with the projected unused available borrowings totaling $45.0 million under our new senior credit facility, will be adequate to fund requirements for working capital, capital expenditures, and future expansion through fiscal 2003.

         Cash used in investing activities was $12.5 million for the nine months ended March 31, 2002, compared to $8.4 million for the nine months ended March 31, 2001. This increase was due to an increase in cash paid for acquisitions of $4.3 million over the prior year period, as a result of the acquisition of HV Technologies in January 2002. Cash paid for capital expenditures was down slightly when compared to the prior year period. We expect capital expenditures in fiscal 2002 to be approximately $11.5 million.

         Cash provided by financing activities was $92.0 million for the nine months ended March 31, 2002 compared to $27.9 million provided by financing activities for the nine months ended March 31, 2001. The increase was primarily due to the Company's previously mentioned IPO in March 2002.

NEW SENIOR CREDIT FACILITY

         Concurrent with receipt of funds from our initial public offering, on April 2, 2002, we repaid the entire $66.3 million outstanding under our old senior credit facility and the entire $21.4 million outstanding (including a $1.4 million pre-payment fee) under our senior subordinated notes and entered into a new $85.0 million senior credit facility that provides us with a $25.0 million revolving credit facility, a $40.0 million term loan and a $20.0 million acquisition line term loan available to finance an acquisition by us that is completed by the end of September 2002 and is approved by our lenders. All loans under the new senior credit facility will mature on April 12, 2007.

         During the twelve months ending March 31, 2003, we will be required to make an annual payment of principal under the term loan of $4.0 million payable in three installments. During the years ending

March 31, 2004, 2005, 2006 and 2007, we will make annual payments of $6.0 million, $8.0 million, $10.0 million and $12.0 million, respectively, payable in quarterly installments. During the year ending March 31, 2003 we will also be required to make an annual payment of 15% of any original principal that we may borrow under our acquisition line payable in three installments and annual payments of 20%, 30% and 35% payable in quarterly installment during the years ending March 31, 2004, 2005, 2006 and 2007, respectively. We paid costs and fees of $2.1 million to enter into the new senior credit facility.

         At our option, interest rates applicable to loans under our new senior credit facility will be either:

         o The greater of the bank's prime rate plus a margin, which depends upon our leverage ratio, ranging from zero to 125 basis points, or the federal funds rate plus 50 basis points plus the same margin; or

         o LIBOR plus a margin, which depends upon our leverage ratio, ranging from 175 to 300 basis points.

         We will also enter into agreements to protect against interest rate fluctuations with respect to at least 50% of each of the term loans outstanding under our new senior credit facility.

         The new senior credit facility contains affirmative and negative covenants and limitations, including, but not limited to, required minimum coverage of our obligations to pay interest and incur fixed charges, restrictions on our ability to pay dividends, make other payments and enter into sale transactions, limitations on liens, limitations on our ability to incur additional indebtedness and agreements that we use excess cash on hand and proceeds from equity issuances following this offering to pay down our new senior credit facility. In addition to the requirements that we obtain the consent of the lenders under our new senior credit facility to borrow under the $20.0 million acquisition line, we also need their consent to make any other acquisition in which we pay more than $10.0 million (including more than $5.0 million in cash, deferred payments and the assumption of debt) or to pay more than $20.0 million (including more than $10.0 million in cash, deferred payments and the assumption of debt) for all of the acquisitions that we complete during any fiscal year.

         The new senior credit facility is secured by all of our assets and contains various events of default, including, but not limited to, defaults upon the occurrence of a change of control of MedSource and defaults for non-payment of principal interest or fees, breaches of warranties or covenants, bankruptcy or insolvency, ERISA violations and cross-defaults to other indebtedness.

         As of May 5, 2002, we had an outstanding balance of approximately $40.0 million under our new senior credit facility.

ISSUANCES OF PREFERRED STOCK FOR CASH

         In December 2001, we received an aggregate of $5.5 million from the issuance of our Series E preferred stock, and we received an additional $0.5 million in January 2002. In connection with these issuances, we also issued warrants to purchase an aggregate of 200,000 shares of our common stock at $0.01 per share. The warrants entitle the holders thereof to purchase an additional 45,000 shares on each of the first five anniversaries of the date of issuance of the Series E preferred stock of which the Series E preferred stock remains outstanding. We redeemed $4.1 million of the Series E preferred stock on April 29, 2002, and will redeem the remainder ($2.1 million) prior to December 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         Amounts outstanding under our senior credit facility bear interest at a floating rate. To reduce our exposure to interest rate risk, we expect to enter into swap agreements to hedge our exposure to interest rate risk under our new senior credit facility. Changes in the fair value of the swaps will be recorded in Accumulated Other Comprehensive Loss in Stockholders' Equity. We had entered into a similar swap agreement in connection with amounts due under our old senior credit facility, and the effect of a 10% increase in interest rates would have resulted in an immaterial increase in interest expense during our year ended March 31, 2002.

FOREIGN CURRENCY RISK

         Most of our sales and purchases are denominated in United States dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. Accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instrument for trading or speculative purposes. The effect of a 10% change in exchange rates as of March 31, 2002 would not have had a material impact on our operating results for the fiscal year then ended.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.       USE OF PROCEEDS

         Our registration statement on Form S-1 (Registration Nos. 333-76842), which related to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission on March 26, 2002 (we filed an additional registration statement on Form S-1 (Registration no. 333-84978) under Rule 462(b) under the Securities Act of 1933 on March 27, 2002). The managing underwriters of our initial public offering were Morgan Stanley, Bear, Stearns & Co. Inc., Wachovia Securities and Thomas Weisel Partners LLC.

         The offering commenced on March 27, 2002 and was completed on April 17, 2002. We sold 9,266,000 registered shares of common for an aggregate offering price of $111.2 million, of which $7.8 million represented underwriting discounts and commissions and approximately $2.0 million represented other expenses incurred in connection with the transaction. As a result, we received net proceeds of approximately $101.4 million.

         We paid $21.5 million of the net proceeds to affiliates of Whitney & Co., which owns more than 10% of our common stock, of which $4.3 million represented accrued dividends on our Series B preferred stock, which converted into our common stock at the time of the offering, $16.0 million represented the redemption (with premium) of our $15.0 million senior subordinated promissory note and $1.2 million represented accrued and unpaid fees due under, and amounts due to termination of a service agreement.

         We paid $2.7 million to Kidd & Company, LLC, a company controlled by William J. Kidd, a director, as accrued and unpaid fees due under, and amounts due to termination of a service agreement.

         From the time of receipt through May 13, 2002, additional net proceeds were applied as follows:

         We paid $66.3 million to pay off existing senior debt, $5.4 million to pay off the remainder of senior subordinated promissory note with premium, $4.1 million to redeem the Company's Series E preferred stock, $4.1 million to redeem the Company's Series F preferred stock, $1.9 million to terminate interest rate hedges on previous senior debt, $1.2 million in related IPO expenses and $0.5 million additional accrued dividends on the Company's Series B preferred stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 24, 2002, prior to the effectiveness of the registration statement under which we sold stock in our initial public offering, our stockholders approved the following matters by written consent of 10,269,3113 eligible votes (out of 13,922,529 total eligible votes):

         1. Our 2001 Employee Stock Purchase Plan, which provides employees with an opportunity to purchase our common stock through accumulated payroll deductions; and

         2. An amendment to our certificate of incorporation, effective upon completion of our initial public offering, to provide for, among other things: a "staggered board" in which our directors will be divided into three classes, one of which is elected by our stockholders each year; removal of directors only for cause; a limit on the size of our board of directors to ten individuals and increase in such size only by supermajority (two-thirds) vote of the directors; vacancies on our board of directors to be filled only by the board of directors for the remaining term of the director whose vacancy is being filled; advance notice for nominations to our board by stockholders and specific information to be furnished about stockholder nominees; advance notice of stockholder meetings; a prohibition of calling of special meetings by stockholders; and supermajority (two-thirds) vote of the stockholders to amend the above provisions.

         On March 26, 2002, prior to the effectiveness of the registration statement under which we sold stock in our initial public offering, our stockholders approved an amendment to our certificate of incorporation to provide for the automatic conversion of our Series A preferred stock into common stock upon the closing of our initial public offering of common stock by written consent of 10,269,313 eligible votes (out of 13,922,529 total eligible votes) and by written consent of the holders of 36,485.36 outstanding shares (out of 38,370 total outstanding shares) of our Series A preferred stock.

ITEM 5.       OTHER INFORMATION

         Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2002

                                       MEDSOURCE TECHNOLOGIES, INC.


                                       By:      /s/ Richard J. Effress
                                          --------------------------------------
                                                Richard J. Effress, Chairman
                                                   And Chief Executive Officer

                                       By:      /s/ Joseph J. Caffarelli
                                          --------------------------------------
                                                Joseph J. Caffarelli, Senior
                                                   Vice President and Chief
                                                   Financial Officer