Form 10-K
period 2002-06-30
MEDSOURCE TECHNOLOGIES INC
filed 2002-09-17
CIK 1084726

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JUNE 30, 2002
                                       OR
|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission file number 000-49702
                                -----------------
                          MEDSOURCE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        52-2094496
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

      110 CHESHIRE LANE, SUITE 100
         MINNEAPOLIS, MINNESOTA                                   55305
(Address of principal executive offices)                        (Zip Code)

                                 (952) 807-1234
              (Registrant's telephone number, including area code)
                                -----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------              -----------------------------------------
Common stock, par                          Nasdaq National Market
value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No: |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K: |X|

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$159,465,513 approximately, based on the closing sales price on the Nasdaq National Market on September 5, 2002. Shares of common stock held by each executive officer, director, holders of greater than 10% of the outstanding common stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate the number of shares outstanding of the registrant's common stock as of September 5, 2002: 26,930,703 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement relating to the registrant's 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business..............................................................3
Item 2.  Properties...........................................................24
Item 3.  Legal Proceedings....................................................24
Item 4.  Submission of Matters to a Vote of Security Holders..................24

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters............................................................25
Item 6.  Selected Financial Data.............................................27
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................28
Item 7A. Quantitative and Qualitative Disclosures about Market Risk..........40
Item 8.  Financial Statements and Supplementary Data.........................41
Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure..............................................68

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..................68
Item 11. Executive Compensation..............................................68
Item 12. Security Ownership of Certain Beneficial Owners and Management......68
Item 13. Certain Relationships and Related Transactions......................68
Item 14. Controls and Procedures.............................................68

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....68

Signatures...................................................................75

     Unless the context otherwise requires, all references to "we," "us," "our," "MedSource" or the "Company" include MedSource Technologies, Inc. and our subsidiaries.

                           FORWARD-LOOKING STATEMENTS

     The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. In many cases, you can identify forward-looking statements by terminology such as may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate, ""predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed below and under the heading "risk factors" contained elsewhere in this Annual Report on Form 10-K. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We do not assume any obligation to update the forward-looking statements after the date hereof.

                                     PART I

ITEM 1. BUSINESS

     We are an engineering and manufacturing services provider to the medical device industry. Our customers include many of the largest medical device companies in the world, such as Johnson & Johnson affiliates, Medtronic, and Boston Scientific as well as other large and emerging medical device companies. We provide engineering services, precision metal and plastic component manufacturing, including milling, lathe turning, wire forming, stamping, plastic tubing and injection molding, and product assembly services. In addition, we provide supply chain management services, including the sourcing of components that we do not manufacture internally, such as electronic circuitry, from third party suppliers for the devices we assemble for our customers. Through these products and services, we offer our customers a single source solution for their device development and manufacturing needs, accelerated product development time and reduced costs, allowing them to focus on their core competencies such as research and sales and marketing. Examples of the medical devices and components we manufacture for our customers include minimally invasive surgical instruments, components for pacemakers and defibrillators, interventional catheters and guidewires, and orthopedic implants such as hips and knees.

     We began operations during March 1999 through the acquisition of seven companies with complementary capabilities and subsequently broadened our capabilities by completing five additional acquisitions through June 30, 2000. Since our launch, we have focused our efforts on integrating and growing our business and have made significant investments in our product design and development capabilities, sales and marketing teams, operations, quality systems information technology infrastructure to support that growth. As of June 30, 2002, we had multiple manufacturing facilities located in various states as well as one located in Mexico with an aggregate of approximately 565,000 square feet and approximately 1,450 employees.

OUR PRODUCTS AND SERVICES

     We offer our customers a broad range of products and services for their medical engineering and manufacturing needs, including:

     o ENGINEERING SERVICES. Our product design, design for manufacturability, development and prototyping capabilities allow us to participate throughout the entire product development process to help reduce our customers' costs, accelerate product development times and secure ongoing manufacturing relationships. Equipping our facilities with rapid prototyping technologies and using these technologies across multiple disciplines (e.g., machining and plastic molding) is an important element of our product development services. In providing these services, our internal application engineering group and internal product design engineers provide our customers with expertise in desired disciplines (e.g., electro-mechanical design).

     o COMPONENT MANUFACTURING. Precision metal and plastics manufacturing are core elements of our manufacturing capabilities. Our metal manufacturing capabilities include milling, lathe turning, drilling, grinding, polishing, lapping, laser cutting, sintering, wire forming, stamping and precision metal injection manufacturing with materials as diverse as stainless steel, titanium, and shape memory alloys. Trends in the medical industry towards minimally-invasive surgical techniques have made our micro-machining capabilities increasingly important. These micro-machining capabilities include computer numerically controlled, or CNC, multi-axis and Swiss-machining, as well as electric discharge machining, or EDM. Our plastics manufacturing capabilities include precision tubing (dip coating and extrusion), molding (injection, insert and thermoforming) and machining, with a wide range of engineering polymer materials.

     o PRODUCT ASSEMBLY AND SUPPLY CHAIN MANAGEMENT SERVICES. Our product assembly and supply chain management capabilities allow us to provide customers with completed medical devices and subassemblies. Our assembly capabilities include mechanical, electromechanical and instrumentation assembly, as well as functional testing, inspection, complex integration (with advanced materials), kitting and packaging. We utilize our supply chain management services to source components and services, either from internal operations or from third party suppliers, to facilitate our customers need for streamlined inbound logistics, as well as to provide vendor managed inventory services to facilitate outbound logistics management for our customers. Our assembly and supply chain management capabilities enable us to extend our vertically integrated manufacturing business and further distinguish us from suppliers with more limited capabilities.

     We provide our products and services to each of the following primary target markets:

     o SURGICAL INSTRUMENTATION - devices and components for both the minimally invasive and general surgery markets. Surgical devices are typically produced from metal or plastic components and, in the case of powered products, electronic components. We manufacture a variety of surgical device and component products for our customers for wound closure, endo-laparoscopy, electosurgery, arthoscopy, cardiac surgery, ophthalmology, and urogynecology applications.

     o ELECTRO-MEDICAL IMPLANTS - devices and components for cardiac rhythm management, or CRM, including pacemakers and defibrillators, neurostimulation, hearing assist, cardiac assist and implantable drug delivery markets. These products are high precision and are typically produced from metal and plastic materials and electronic components. We manufacture a variety of components and provide our customers with laser welding services.

     o INTERVENTIONAL - devices and components for the cardiology, radiology, neuroradiology, vascular access and electrophysiology markets. Interventional products are typically produced from a combination of metal and plastic materials. We manufacture a variety of interventional products for our customers, including precision catheters, PTCA guidewires, electrophysiology catheters and distal protection devices.

     o ORTHOPEDICS - implants and instruments, for the reconstructive, spinal implant and trauma markets. Orthopedic products are typically produced from metal, plastic and ceramic materials. We manufacture a variety of orthopedic implants for our customers, such as hips, knees, plates, rods, screws and instruments for the placement of these implants.

OUR CUSTOMER SOLUTION

     Our medical engineering and manufacturing capabilities enable our customers to concentrate their internal resources on developing innovative technologies and broadening their product offerings. The key components of our customer solution are:

         o PROVIDE A SINGLE SOURCE SOLUTION. By providing a broad range of design, engineering, development, process technology, manufacturing and assembly and supply chain management capabilities, we offer our customers the ability to outsource all or part of the production of a device to a single provider. We have won several significant projects under which we design, manufacture and package finished devices for leading global medical device companies. In addition, we work closely with smaller, emerging medical device companies as their engineering and manufacturing partner.

         o ACCELERATE PRODUCT DEVELOPMENT CYCLE TIME. Our experience in design engineering and rapid prototyping positions us as a valuable resource early in the new product development process and enables critical processes to occur simultaneously, which reduces the overall time-to-market. We employ over 130 engineers of whom approximately 40 are devoted to new product introductions. Our engineers provide technical expertise to transform our customers' concepts into finished devices that can be efficiently manufactured on a commercial scale.

         o PROVIDE QUALITY PRODUCTS AND PRACTICES. Quality is of the highest importance to our customers due to the serious and costly consequences of product failure. We operate our facilities under a single integrated quality system. Each of these facilities has been certified by independent certification bodies to comply with the ISO 9001 quality management standard and ISO 13485 medical device-specific standard. We register each of our facilities with the FDA as a contract manufacturing facility within one year of acquisition, which establishes good manufacturing practice requirements for product design, manufacture, management, packaging, labeling, distribution and installation.

     o REDUCE COSTS FOR CUSTOMERS. We reduce our customers' total costs associated with manufacturing by:

          -    designing for manufacturability;

          -    providing purchasing power on raw materials and machinery; and

          - delivering manufacturing processes that lower costs through increased efficiencies and continuous improvement efforts.

     In addition, by offering a single source solution encompassing design, engineering, manufacturing and other services such as assembly, sterilization and packaging, we are able to lower the total cost of the products that we deliver to our customers by designing optimal manufacturing processes and reducing coordination costs, redundant engineering and overhead related to quality and purchasing.

OUR STRATEGY

     Our objective is to be the leading medical engineering and manufacturing services provider to established, as well as emerging, medical device companies. We expect to grow by focusing our sales and marketing teams on cross-selling our design and engineering, manufacturing, assembly and supply chain management services to both existing customers and new customers.

     The key elements of our business strategy include:

     o CONTINUE TO GROW WITHIN CORE MARKETS. We are focused on continued growth within our four core markets: surgical instrumentation, electro-medical implants, interventional products, and orthopedic implants and instruments. We believe that these markets present a promising growth opportunity, and we will continue to use a market-focused sales strategy to further penetrate these markets. Our existing customer relationships provide a foundation for future growth, and we also look for opportunities to expand our scope of services in these markets to provide an enhanced offering.

     o STRENGTHEN OUR CUSTOMER RELATIONSHIPS BY COLLABORATING IN THE DESIGN AND ENGINEERING OF NEW PRODUCTS. Working closely with customers in the design and engineering of new products provides significant opportunity to anticipate customers' needs and secure ongoing manufacturing relationships. Increasingly, our customers provide only functional or system performance specifications and request that we provide much of the design and engineering specifications associated with new products or product modifications. Our ability to provide product design and development services enables us to secure long term manufacturing relationships for finished devices, sub-assemblies and components.

     o DRIVE ADDITIONAL COMPONENT MANUFACTURING BUSINESS BY CONTINUING TO EXPAND OUR DEVICE ASSEMBLY SERVICES. As we increase our assembly business, we have the opportunity to also increase our manufacturing of components because the assembler, or sub-assembler, of a device typically controls the source of the components used in that device. Our manufacturing capabilities position us well to produce many of the components for the products we assemble.

     o FOCUS ON MANUFACTURING EXCELLENCE AND LEADING PROCESS TECHNOLOGIES. We are committed to maintaining and improving our manufacturing processes and services, which we believe has made us an efficient and high quality medical engineering and manufacturing services provider. Our manufacturing capabilities are supported by advanced manufacturing process technologies and a strong culture of continuous improvement. We are implementing a manufacturing strategy founded on the principles of employee excellence, technology deployment, quality-driven operations, an integrated low-cost manufacturing network, lean manufacturing and customer satisfaction.

     o PURSUE PRODUCT LINE TRANSFERS AND ACQUISITIONS OF CUSTOMERS' MANUFACTURING ASSETS. We believe that the transfer of the manufacturing responsibility for product lines and our acquisition of customer manufacturing facilities will provide a vehicle for substantial growth, as well as a mechanism to develop closer relationships with leading medical device companies. These transactions allow our customers to reduce capital employed and focus resources on their core competencies, including research and sales and marketing. During October 2001, we acquired a manufacturing assembly facility for a product line from one of our major customers, a leading medical device company. As part of this transaction, we signed a multi-year supply agreement with this customer. We believe that product line transfers and asset acquisitions of this kind are becoming increasingly attractive to our customers.

     o SELECTIVELY ACQUIRE NEW COMPANIES. We plan to make select acquisitions of complementary medical engineering and manufacturing services providers that bring desired capabilities, customers or geographic coverage and either strengthen our position in our target markets or provide us with a significant presence in a new market. We have an experienced business development team focusing on acquisitions and integrating these acquisitions into our operations. Since our formation through the acquisition of seven companies in March 1999, we have completed five additional acquisitions. We believe that our ability to identify, close and integrate acquisitions is a competitive advantage.

     o OFFER FINANCIAL STABILITY. We believe the medical engineering and manufacturing services industry includes over 4,000 companies, many of which have annual revenues of less than $3.5 million in medical device products. We believe our customers prefer working with large and well capitalized medical engineering and manufacturing service providers such as MedSource, who can ensure a stable supply of products and services. Additionally, we have the financial capacity to allow us to respond rapidly to our customers' requirements, such as higher production volumes.

     We intend to continue to build our brand name and deploy our sales and marketing team, as well as to use our information technology infrastructure, to further implement our strategy. In addition, we believe that our scale and resources provide our customers with security and reliability.

SALES AND MARKETING

     Our sales organization uses a team approach that integrates approximately 50 account managers, application engineering managers, customer support managers and project managers. This team approach is designed to allow us to serve our customers while providing a single point of contact through each phase of a project. We believe this customer team approach distinguishes us by enabling us to handle complex projects involving outsourcing of completed medical devices from design to delivery.

     We have a group of applications engineering managers who are trained in our various manufacturing technologies and processes. These managers assist our customers' engineering groups and our sales professionals by specifying the best manufacturing technology for a particular device or component. These managers are supported by our process experts in each of the facilities who provide functional expertise in each of the various manufacturing processes.

     Our market development team provides strategic marketing support to our sales and operations organizations. Market development helps to optimize the allocation of our sales and application engineering resources across our four key target markets and aligns their efforts with our manufacturing capabilities and capacity. In addition, this team plays an important role in tailoring our broad product and service offerings, including key account and market strategies, pricing strategies, capability bundling strategies, marketing campaigns and establishing strategic alliances with business partners in each of our target markets.

     We invest significant resources to develop the MedSource brand name by participating in a number of medical related tradeshows, including medical design and manufacturing shows in the United States and Europe and by advertising our capabilities in a number of medical device and equipment industry magazines and trade publications.

CUSTOMERS

     We serve leading medical device companies as well as many other private and public emerging medical device companies. During fiscal 2002, we had sales to over 200 medical device companies, and our customers include eight of the largest ten medical device companies (by revenues), including Johnson & Johnson affiliates, Medtronic, and Boston Scientific. Johnson & Johnson affiliates and Medtronic each accounted for more than 10% of our revenues during our year ended June 30, 2002.

     We work with our customers on a product by product basis and often work with many different divisions of our largest customers. To date, most of our new sales have been made to existing customers that, we believe, have typically ordered new products from us based upon their previous satisfactory experiences. The products that we manufacture are made to order based on the customer's specifications and may be designed using our design and engineering services. Our customers retain ownership of and the rights to their product's design while we generally retain the rights to any of our proprietary manufacturing processes.

INFORMATION TECHNOLOGY

     We believe that our use of information technology will be a competitive advantage. We are installing the Oracle 11i enterprise resource planning, or ERP, system in all of our facilities. We successfully completed the implementation at two sites and are in the process of installing the Oracle 11i software and business processes at additional sites. We also installed the Oracle integrated financial reporting system at all locations and generally convert newly acquired facilities to this system within six months to one year. In addition, we have standardized our computer aided design, or CAD, and computer aided manufacturing, or CAM, software at our facilities.

     We expect these systems to provide several key benefits to us, our customers and our suppliers. The systems enable the sharing of customer, supplier and engineering data across our company. We believe that this will enable us to better understand and predict customer demand, take advantage of economies of scale, provide greater flexibility to move product design between sites and improve the accuracy of capturing and estimating our manufacturing and engineering costs. In addition, the systems provide greater visibility into the operations of the enterprise through integrated financial and management reporting capabilities. This system also benefits our suppliers by giving them more accurate and timely information about our requirements. Overall, these systems will provide the infrastructure that will enable us to provide additional value to our customers through improved supply chain management capability, reduced costs and accelerated product development.

MANUFACTURING

     We combine advanced manufacturing technology, such as CAD/CAM, with manufacturing techniques such as just-in-time manufacturing, total quality management, or TQM, and the "MedSource business excellence program," which we are implementing during fiscal 2003. Just-in-time manufacturing is a production technique that minimizes work-in-process inventory and manufacturing cycle time while enabling delivery of products to customers in the quantities and time frame required. TQM is a management philosophy that seeks to impart high levels of quality in every operation by setting quality objectives for every operation, tracking performance against those objectives, identifying work flow and policy changes required to achieve higher quality levels and committing executive management to support changes required to deliver higher quality. The MedSource business excellence program is a multi-year continuous improvement effort based on the principles of Six Sigma and lean manufacturing.

     To serve our market as a comprehensive manufacturing solution for medical device companies, we address customers' requirements from a "quote-to-order," "order-to-fill" and an after sales service perspective. We have identified the key processes within this structure and are currently implementing standard operating procedures to create a seamless process within our organization structure and with our customers. This approach to customer service is vital in maintaining and developing customer relationships and differentiating us from our competitors.

     We intend to continue to offer our customers advanced manufacturing process technologies, which currently include computer integrated manufacturing, CNC machines, laser cutting, injection molding, stamping, dip coating, extruding and our patented precision metal injection manufacturing. Our flexible manufacturing capability allows us to efficiently produce both high-volume products and low-volume products. Our investment in new equipment will position us to continue to provide efficient and flexible medical engineering and manufacturing services to medical device companies.

     We operate a multi-facility manufacturing network strategically located throughout the United States and in Mexico. During June 2001, we completed a review of our manufacturing operations and support functions. Based on our evaluation of the unique and common characteristics of our various facilities, we determined that we could achieve over-all cost savings by closing three of the facilities, thus improving capacity utilization and efficiency of the remaining facilities. Criteria in our evaluation included current capacity utilization, uniqueness of manufacturing capabilities, current operating costs, difficulty and cost associated with relocation and recertification of key equipment, and customer supply requirements. We sold our facilities in Pittsfield and East Longmeadow, Massachusetts during our fiscal year ended June 30, 2002. In addition, we initiated the shutdown of our facility in Danbury, Connecticut during our fiscal year ended June 30, 2002, which we expect to be closed by February 2003. In conjunction with our plant rationalization, we initiated the expansion of our manufacturing facilities located in Corry, Pennsylvania, Brooklyn Park, Minnesota, Laconia, New Hampshire, and Navojoa, Mexico to accommodate the transfer of selected products and product lines for specific medical companies.

     Overall, we have not experienced any significant capacity constraints within our manufacturing network. We expect that we have adequate capacity to meet future growth requirements.

QUALITY

     We believe that product quality is a critical success factor in the medical engineering and manufacturing services market. We strive for continuous improvement of our processes and have adopted a number of quality improvement and measurement techniques to monitor our performance.

     We operate our facilities under a single integrated quality system and comply with the ISO 9001 quality management standard and the ISO 13485 medical device-specific quality management standard, and they are certified to such standards by independent certification bodies. The ISO 9001 standard specifies quality system requirements for product design and production. ISO 13485 establishes additional, more specific requirements for medical devices in particular. Newly acquired facilities are promptly brought into conformity with our integrated quality system, generally within six months to one year. We believe our quality system also complies with FDA quality system regulations with respect to all of our products, services and internal processes. With our integrated company-wide quality system in place, customers are able to audit select MedSource facilities knowing that every facility that has been integrated into the system is subject to the same quality system and process controls, as applicable to the facility's particular operations. This system can provide significant time and cost savings for customers, as well as reduced risk of non-conforming products resulting in customer dissatisfaction, product recall or patient adverse events. The FDA quality system regulation establishes good manufacturing practice requirements for product design, manufacture, management, packaging, labeling, distribution and installation. We register each of our facilities with the FDA as a contract manufacturing facility within one year of acquisition.

SUPPLY ARRANGEMENTS

     We have established relationships with many of our materials providers. However, most of the raw materials that are used in our products are subject to fluctuations in market price. In particular, the prices of stainless steel, titanium and platinum have historically fluctuated, and the prices that we pay for these materials, and, in some cases, their availability, are dependent upon general market conditions. In the short term, we generally cannot pass these cost increases on to our customers.

     Our current internal manufacturing and engineering capabilities do not include all elements that are required to satisfy all of our customers' requirements. When we do not possess the appropriate manufacturing or engineering capabilities internally, such as electronic circuitry manufacturing, we subcontract with third party providers for the necessary components or services. As we provide our customers with a fully integrated supply chain solution, we will continue to rely on third party suppliers, subcontractors and other outside sources for components or services that we cannot provide through our internal resources.

     To date we have not experienced any difficulty obtaining necessary raw materials or subcontractor services.

INTELLECTUAL PROPERTY

     The products that we manufacture are made to order based on the customer's specifications and may be designed using our design and engineering services. Our customers retain ownership of and the rights to their product's design while we generally retain the rights to any of our proprietary manufacturing processes. We generally rely on know-how to manufacture products to our customers' specifications.

     We use a combination of patents, licenses and trade secrets to establish and protect the proprietary rights to our technologies and products used in connection with precision metal injection manufacturing processes, guidewire technology, plastic tubing manufacturing processes and surgical instrumentation manufacturing processes.

     We own an aggregate of two United States and one foreign patents in connection with our precision metal injection manufacturing processes. We also have five foreign pending patent applications at various stages of approval. The United States patents relating to our precision metal injection manufacturing processes expire in 2015, and our foreign patent expires in 2016. In addition, we are a party to several license agreements with third parties pursuant to which we have obtained, on varying terms, non-exclusive rights to patents held by third parties in connection with precision metal injection manufacturing technology.

     We own an aggregate of nine United States patents that we use in connection with the manufacture of our guidewire products. We also have one United States and six foreign pending patent applications at various stages of approval. The United States patents relating to our guidewire products expire between 2010 and 2015.

     We own an aggregate of seven other United States patents that we use in connection with other manufacturing processes. We also have one United States pending patent application. The United States patents relating to these other manufacturing processes expire between 2014 and 2019.

     We do not believe that the expiration of any of our patents or the termination of any of our licenses would have a material effect on our business.

     It is our policy to require all employees, consultants and other parties to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. In the case of employees and consultants, the agreements generally provide that all confidential information relating to our business is the exclusive property of MedSource.

     We have an agreement with one of our former employees that provides him with an exclusive license to our precision metal injection technology for use only outside the medical industry. This license is royalty-free. In addition, we must obtain the former employee's consent if we desire to sublicense or exploit this technology for non-medical applications.

COMPETITION

     We compete with different companies depending on the type of product or service offered or the geographic area served. Our management believes that the primary basis of competition in our targeted markets is existing customer relationships, as well as reputation, quality, delivery, responsiveness, breadth of capabilities and price.

     We have as customers many of the leading medical device companies in our four target markets. In addition, we believe that our integrated quality system and manufacturing network allow us to compete favorably in terms of breadth of product and service offerings, quality, responsiveness and price. We are not aware of a single competitor that operates in all of our target markets or offers the same range of products and services that we offer. To remain competitive, we must continue to provide a single source solution, accelerate product development time, provide quality products and practices, reduce costs for our customers and offer financial stability.

     Our existing or potential competitors include the internal operations of medical device companies themselves and other medical engineering and manufacturing services providers. Other medical engineering and manufacturing services providers currently compete in some but not all of the same target markets that we do. We believe that the medical engineering and manufacturing services industry is highly fragmented with over 4,000 companies that have limited manufacturing capabilities and limited sales and marketing expertise. Many of these 4,000 companies have less than $3.5 million in annual revenues from medical device companies.

GOVERNMENT REGULATION

     We are a medical engineering and manufacturing services provider. Some of the products and components of products that we manufacture may be considered finished medical devices, and the manufacturing processes used in the production of finished medical devices are subject to FDA inspection and assessment, and must comply with the FDA quality system regulation. The FDA quality system regulation establishes good manufacturing practice requirements for product design, manufacture, management, packaging, labeling, distribution, and installation for medical devices. Additional FDA regulations impose requirements for record keeping, reporting, facility and product registration, product safety and effectiveness, and product tracking. Failure to comply with these regulatory requirements may result in civil and criminal enforcement actions, including financial penalties, seizures, injunctions and other measures. Our products must also comply with state and foreign requirements. Also, in order to comply with regulatory requirements, our customers may wish to audit our operations to evaluate our quality systems. Accordingly, we routinely permit audits by our customers.

     In addition, the FDA and state and foreign governmental agencies regulate many of our customers' products as medical devices. FDA approval is required for those products prior to commercialization in the United States, and approval of regulatory authorities in other countries may also be required prior to commercialization in those jurisdictions. Moreover, in the event that we build or acquire additional facilities outside the United States, we will be subject to the medical device manufacturing regulations of those countries. Some other countries may rely upon compliance with United States regulations or upon ISO certification as sufficient to satisfy certain of their own regulatory requirements for a product or the manufacturing process for a product.

     Other than as described in the prior two paragraphs, our business is not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate, including those federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing activities involve the controlled use of, and some of our products contain, small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws which impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any company facility or any off-site location. We cannot assure you, however, that we will not be subject to such environmental liabilities in the future as a result of historic or current operations.

                                  RISK FACTORS

     You should carefully consider the following risk factors together with all of the other information contained in this Annual Report on Form 10-K before making an investment decision with respect to our common stock. Any of the following risks, as well as other risks and uncertainties described in this Annual Report on Form 10-K, could harm our business, financial condition and results of operations and could adversely affect the value of our common stock.

                          RISKS RELATED TO OUR BUSINESS

ADVERSE TRENDS OR BUSINESS CONDITIONS AFFECTING THE MEDICAL DEVICE INDUSTRY OR OUR CUSTOMERS COULD HARM OUR OPERATING RESULTS.

     Our business depends on trends in the medical device industry, which is subject to rapid technological changes, short product life-cycles, frequent new product introductions and evolving industry standards, as well as economic cycles. Conditions or technological innovations adversely affecting any of our major customers, the medical device industry in general or the surgical instrumentation, electro-medical implant, interventional and orthopedic markets we target in particular, could adversely affect our operating results. For example, the discovery and market acceptance of non-device treatments for specific medical conditions could make the medical devices used to treat these conditions obsolete. In addition, the products and services that we provide to our customers generally are specific to a particular medical device being developed or marketed by them. If a customer's medical device does not gain or maintain market acceptance because of competing medical devices or treatments, changing market conditions, unfavorable regulatory actions or other reasons, our revenues from that customer and our results of operations would be adversely affected.

BECAUSE A SIGNIFICANT PORTION OF OUR REVENUE COMES FROM A FEW LARGE CUSTOMERS, ANY DECREASE IN SALES TO THESE CUSTOMERS COULD HARM OUR OPERATING RESULTS.

     The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical instrumentation, electro-medical implant, interventional and orthopedic markets that we target. Accordingly, our revenue and profitability are highly dependent on our relationships with a limited number of large medical device companies. In fiscal 2002, our top four customers accounted for approximately 52% of our revenues, with one customer accounting for 25% of our revenues and another accounting for 12% of our revenues. In fiscal 2001, our top four customers accounted for approximately 41% of our revenues, with one customer accounting for 18% of our revenues and another accounting for 12% of our revenues. In fiscal 2000, our top four customers accounted for approximately 42% of our revenues, with one customer accounting for 16% of our revenues and another accounting for 14% of our revenues. We provide products and services to several different divisions of our top customers. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure you that revenues from customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

OUR GROWTH MAY BE SLOW IF THE TREND TOWARD OUTSOURCING BY MEDICAL DEVICE COMPANIES DOES NOT CONTINUE OR IF OUR CUSTOMERS DECIDE TO MANUFACTURE INTERNALLY PRODUCTS THAT WE CURRENTLY PROVIDE.

     To date, we have benefited from the growing trend of medical device companies to outsource all or a portion of their engineering, product development, manufacturing and assembly requirements. Although we expect medical device companies to increase their outsourcing of these requirements in the future, we cannot be certain that this trend will continue or that, if it continues, we will benefit from it. Even if the outsourcing trend in the industry continues, one or more of our principal customers could decide to decrease its reliance on or use of outsourcing, which would reduce our customer base.

     Also, as part of our growth strategy, we are seeking to accept full supply chain management and manufacturing responsibility for selected product lines from our customers and, in some cases, to acquire the related manufacturing assets from these customers. While we believe that product line transfers and asset acquisitions of this kind are becoming increasingly attractive to our customers, we have only consummated one of these transactions to date. We cannot be sure that opportunities of this nature will be available, especially if the trend toward outsourcing does not continue.

WE HAVE FEW CONTRACTS WITH OUR CUSTOMERS THAT ENSURE US FUTURE BUSINESS, AND CANCELLATIONS, REDUCTIONS OR DELAYS IN CUSTOMER ORDERS COULD HARM OUR OPERATING RESULTS.

     Generally, we work with our customers on a project-by-project or purchase order-by-purchase order basis, without any long term revenue, volume or other commitments to ensure us future business. Customer orders typically may be cancelled and volume levels may be changed or delayed at any time. We cannot assure you that we can replace delayed, cancelled or reduced projects with new business in a timely manner. Also, we may not fully recover our costs in connection with cancelled, delayed or reduced projects.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR STOCK PRICE MAY DECREASE.

     Our operating results have fluctuated in the past from quarter to quarter and are likely to fluctuate significantly in the future due to a variety of factors, including:

     o the timing of actual customer orders and the accuracy of our customers' forecasts of future production requirements;

     o the introduction and market acceptance of our customers' new products and changes in demand for our customers' existing products;

     o changes in the relative portion of our revenue represented by our various products, services and customers, including the relative mix of our business across our target markets;

     o changes in competitive or economic conditions generally or in our customers' markets;

     o    changes in availability or costs of raw materials or supplies; and

     o demand for our products and services, which, during our limited operating history, has been higher than average during the last quarter of our fiscal year and lower than average during the first quarter of our fiscal year.

     For all these reasons, our quarterly results are difficult to predict and should not be relied upon as an indication of future performance. Fluctuations in our quarterly results could result in our failing to meet the expectations of the investment community, which could adversely affect the market price of our common stock even if those fluctuations are unrelated to our long term operating performance or prospects.

RISKS RELATING TO ACQUISITIONS, INCLUDING FAILURE TO SUCCESSFULLY MANAGE OUR GROWTH AND INTEGRATE ACQUIRED BUSINESSES, MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     We were formed in March 1999 through the acquisition of seven separate businesses. In January 2000, we acquired the business of Tenax Corporation; in February 2000, we acquired Apex Engineering; in May 2000, we acquired Thermat Precision Technology, Inc.; in December 2000, we acquired ACT Medical, Inc.; and in January 2002, we acquired HV Technologies. As a result, we are experiencing rapid growth that could strain our managerial and other resources.

     We also plan to seek to make select acquisitions of complementary medical engineering and manufacturing services providers that bring desired capabilities, customers or geographic coverage and either strengthen our position in our target markets or provide us with a significant presence in a new market. The risks we may encounter in pursuing these acquisitions include expenses associated with, and difficulties in identifying, potential targets, costs associated with acquisitions we ultimately are unable to complete and higher prices for acquired companies due to competition for attractive targets. Completing acquisitions also may result in dilution to our existing stockholders and may require us to seek additional capital, if available, including by increasing our indebtedness.

     Once acquired, the successful integration and operation of a business requires communication and cooperation among key managers, the transition of customer relationships, the management of ongoing projects of acquired companies and the management of new projects across previously independent facilities. Acquisitions also involve a number of other risks, including:

     o    the diversion of management attention;

     o difficulties in integrating the operations and products of an acquired business or in realizing projected operational results, synergies and cost savings;

     o    inaccurate assessments of undisclosed liabilities; and

     o potential loss of key customers or employees of the acquired businesses.

     Customer satisfaction or performance problems with an acquired company could also harm our reputation as a whole, and any acquired business could significantly underperform relative to our expectations. Because five of our acquisitions were completed in the past 36 months, we are currently facing all of these challenges and our ability to meet them over the long term has not been established. For all these reasons, our pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may adversely affect the realization of our strategic goals.

     In addition, while we anticipate cost savings, operating efficiencies and other synergies as a result of our acquisitions, the consolidation of functions and the integration of departments, systems and procedures present significant management challenges. We cannot assure you that we will:

     o    successfully accomplish those actions as rapidly as anticipated;

     o achieve the cost savings and efficiencies that we expect from our acquisitions;

     o successfully manage the integration of new locations or acquired operations;

     o    fully use new capacity; or

     o enhance our business as a result of any past or future acquisition, including those mentioned above.

     The acquisition of new operations can also introduce new types of risks to our business. For example, new acquisitions may require greater effort to address United States Food and Drug Administration, or FDA, regulation or similar foreign regulation.

WE MAY FACE PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN COSTLY LITIGATION AND DIVERT THE ATTENTION OF OUR MANAGEMENT.

     We may be exposed to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our customers' products, whether or not such problems directly relate to the products and services we have provided. Generally, we do not at this time have agreements in place with our customers governing liability for product liability and recalls. Even where we have agreements with customers that contain provisions attempting to limit our damages, these provisions may not be enforceable or may otherwise fail to protect us from liability. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or require us to pay significant damages. The occurrence of product liability claims or product recalls could cause our results of operations to be adversely affected.

     We carry $20.0 million of product liability insurance coverage, which is limited in scope. Our management believes that our insurance coverage is adequate given the risks we face. We cannot assure you that we will be able to maintain this insurance or to do so at reasonable cost and on reasonable terms. We also cannot assure you that this insurance will be adequate to protect us against a product liability claim that may arise in the future.

IF WE EXPERIENCE DECREASING PRICES FOR OUR PRODUCTS AND SERVICES AND WE ARE UNABLE TO REDUCE OUR EXPENSES, OUR RESULTS OF OPERATIONS WILL SUFFER.

     We may experience decreasing prices for the products and services we offer due to:

     o pricing pressure experienced by our customers from managed care organizations and other third-party payors;

     o increased market power of our customers as the medical device industry consolidates; and

     o increased competition among medical engineering and manufacturing services providers.

     If the prices for our products and services decrease for whatever reason and we are unable to reduce our expenses, our results of operations will be adversely affected.

IF OUR MANUFACTURING PROCESSES, PRODUCTS AND SERVICES FAIL TO MEET THE HIGHEST QUALITY STANDARDS, OUR REPUTATION COULD BE DAMAGED AND OUR RESULTS OF OPERATIONS COULD BE HARMED.

     Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our success depends in part on our ability to manufacture to exact design specifications precision engineered plastic and metal components, subassemblies and finished devices from multiple materials. If our products and services fail to meet the highest quality standards or fail to adapt to evolution in those standards, our reputation could be harmed and our competitive position could be damaged. In addition, our quality systems and certifications are critical to the marketing success of our products and services. If we fail to maintain our quality systems or certifications, our reputation could be damaged and our results of operations could be adversely affected.

COMPETITION FROM OUR CUSTOMERS' INTERNAL OPERATIONS AS WELL AS FROM OTHER MEDICAL ENGINEERING AND MANUFACTURING SERVICE PROVIDERS COULD RESULT IN DOWNWARD PRESSURE ON PRICES, FEWER NEW BUSINESS OPPORTUNITIES AND LOSS OF MARKET SHARE.

     Our current and prospective customers often evaluate our product and service offerings against the merits of internal design and engineering, manufacturing, assembly and supply chain management. In this sense, we often compete for business with the internal resources of our customers, many of whom are leading medical device companies with long-standing internal design and engineering, manufacturing and supply chain management capabilities. Our success therefore depends heavily upon our ability to demonstrate and deliver cost savings and accelerated time to market for our customers as compared to use of internal resources, without loss of quality, confidentiality or reliability.

     In addition, we believe the medical engineering and manufacturing services industry is very competitive and fragmented with over 4,000 companies, many of which are specialized. To the extent that medical device companies seek to outsource more of the design, prototyping and manufacturing of their products, we will face increasing competitive pressures to broaden our capabilities and grow our business in order to maintain our competitive position, and we may encounter competition from other companies with design, technological and manufacturing capabilities similar or superior to ours.

IF WE FAIL TO COMPLY WITH THE COVENANTS UNDER OUR SENIOR CREDIT FACILITY OR OTHER INDEBTEDNESS, ARE UNABLE TO PAY INTEREST AND PRINCIPAL WHEN DUE OR EXPERIENCE INCREASED INTEREST COSTS, OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED.

     Failure to comply with the covenants under our senior credit facility or with respect to any future indebtedness may result in an event of default. If an event of default occurs and is not cured or waived, substantially all of our indebtedness could become immediately due and payable. The ability to pay interest and principal on our debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. There can be no assurance that our operations will generate earnings in any future period sufficient to cover the fixed charges. In addition, we may experience variable financial results as a consequence of floating interest rate debt. As interest rates fluctuate, we may experience increases in interest expense, which may materially affect financial results.

IF WE CANNOT OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO FUND OUR OPERATIONS AND FINANCE ACQUISITIONS ON FAVORABLE TERMS OR AT ALL, WE MAY HAVE TO DELAY OR ABANDON OUR GROWTH STRATEGY.

     Our growth strategy will require additional capital for, among other purposes, completing acquisitions of companies and customers' product lines and manufacturing assets, integrating acquired companies and assets, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, if funds are not available under our senior credit facility, or if we desire to make acquisitions, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we raise additional capital by issuing equity or convertible debt securities, the issuances may dilute the share ownership of the existing investors. In addition, we may grant future investors rights that are superior to those of our existing investors. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness.

OUR GROWTH MAY BE LIMITED AND OUR COMPETITIVE POSITION MAY BE HARMED IF WE ARE UNABLE TO IDENTIFY AND CONSUMMATE FUTURE ACQUISITIONS.

     Our continued growth may depend on our ability to identify and acquire on acceptable terms companies that complement or enhance our business. We may not be able to identify or complete future acquisitions. Some of the risks that we may encounter include expenses associated with, and difficulties in identifying, potential targets, the costs associated with incomplete acquisitions and higher prices for acquired companies because of competition for attractive acquisition targets. If we fail to acquire additional capabilities, we may be unable to compete with other companies in our industry that are able to provide more complete outsourcing capabilities and services to medical device companies, which could adversely affect our results of operations.

A SUBSTANTIAL AMOUNT OF OUR ASSETS REPRESENTS GOODWILL, AND OUR NET INCOME WILL BE REDUCED IF OUR GOODWILL BECOMES IMPAIRED.

     As of June 30, 2002, goodwill represented approximately $113 million, or 46%, of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. We historically had recorded goodwill on our balance sheet and amortized it, generally on a straight-line basis over twenty years. We adopted Statement of Financial Accounting Standard, or SFAS, No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Goodwill is no longer amortized under generally accepted accounting principles as a result of SFAS No. 142. Instead, goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. We could be required to recognize reductions in our net income caused by the write-down of goodwill, if impaired, that if significant could materially and adversely affect our results of operations. For example, in June 2001 we recorded an impairment charge of $3.6 million related to residual goodwill allocated to the three businesses targeted for restructuring. The residual goodwill was impaired by the planned closure of the facilities related to those businesses.

WE DEPEND ON OUTSIDE SUPPLIERS AND SUBCONTRACTORS, AND OUR PRODUCTION AND REPUTATION COULD BE HARMED IF THEY ARE UNABLE TO MEET OUR VOLUME AND QUALITY REQUIREMENTS AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

     Our current capabilities do not include all elements that are required to satisfy all of our customers' requirements. As we increasingly position ourselves to provide our customers with a single source solution, we may rely increasingly on third party suppliers, subcontractors and other outside sources for components or services. Manufacturing problems may occur with these third parties. A supplier may fail to develop and supply products and components to us on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

IF WE ARE UNABLE TO MAINTAIN OUR EXPERTISE IN MANUFACTURING PROCESSES OR IF OUR CUSTOMERS DEMAND CAPABILITIES THAT WE CANNOT PROVIDE, WE WILL BE UNABLE TO COMPETE SUCCESSFULLY.

     We use highly engineered, proprietary processes and sophisticated machining equipment to meet the specifications of our customers. Without the timely incorporation of new processes and enhancements, particularly relating to quality standards and cost-effective production, our manufacturing capabilities would likely become outdated, which would cause us to lose customers. In addition, new or revised technologies could render our existing process technology less competitive or obsolete or could reduce demand for our products and services. It is also possible that finished medical device products introduced by our customers may require fewer of our components or may require components that we lack the capabilities to manufacture or assemble. In addition, we cannot assure you that any investment that we make in new technologies will result in commercially viable processes for our business. Although we anticipate that our manufacturing and marketing expertise will enable us to successfully develop and market our capabilities, any failure by us to anticipate or respond in a cost-effective and timely manner to technological developments or changes in industry standards or customer requirements, or any significant delays in capability development or introduction could adversely affect our results of operations.

THERE ARE OPERATIONAL AND FINANCIAL RISKS ASSOCIATED WITH OUR NEW FACILITY IN MEXICO THAT COULD HARM OUR OPERATING RESULTS.

     We operate a manufacturing facility in Navojoa, Mexico and are in the process of significantly expanding that facility. Our operations at this facility currently comprise a small portion of our business; however, we expect that these operations will increase as we expand our device assembly service offering. Our operations in Mexico may expose us to risks and uncertainties that are different from those we experience in the United States, including political, social and economic instability, difficulties in staffing and managing international operations and controlling manufacturing quality, product or material transportation delays or disruption, trade restrictions, currency fluctuation and changes in tariffs, regulatory restrictions and import and export license requirements. In addition, we will be subject to currency fluctuations with respect to our labor and facilities costs in Mexico. If any of these risks materializes, our business may be harmed.

OUR COST OF PRODUCTS SOLD MAY BE HARMED BY FLUCTUATIONS IN THE AVAILABILITY AND PRICE OF RAW MATERIALS.

     Raw materials needed for our business are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, changes in economic climate or other unforeseen circumstances. In particular, stainless steel, titanium and platinum are used in some of our products and are in limited supply and subject to fluctuations in price. Our cost of products sold may be adversely impacted by decreases in the availability and increases in the market prices of the raw materials used in our manufacturing processes. There can be no assurance that price increases in raw materials can be passed on to our customers through increases in product prices. Even when we are able to pass along all or a portion of our raw material price increases, there is typically a lag time between the actual cost increase of raw materials and the corresponding increase in the price of our products.

WE AND OUR CUSTOMERS ARE SUBJECT TO GOVERNMENTAL HEALTH, SAFETY AND CONSUMER PRODUCT REGULATIONS THAT ARE BURDENSOME AND CARRY SIGNIFICANT PENALTIES FOR NONCOMPLIANCE.

     We and our customers are subject to federal, state and local health and safety and consumer product regulation, including regulation by the FDA, and to similar regulatory requirements in other countries. These regulations govern a wide variety of activities from product safety and effectiveness to design and development to labeling, manufacturing, promotion, sales and distribution. We believe that we are in compliance with the requirements of FDA, of state and local authorities and, as applicable, of equivalent foreign authorities. In the event that we build or acquire additional facilities outside the United States, we will be subject to medical device manufacturing regulation in those jurisdictions as well. Also, our customers' products are subject to regulation, including manufacturing standards, of other countries in which they sell their products. As a result, we also may be obliged to comply with these manufacturing standards.

     To maintain manufacturing approvals, we are generally required, among other things, to register certain of our manufacturing facilities with the FDA and with certain state and foreign agencies, maintain extensive records and submit to periodic inspections by the FDA and certain state and foreign agencies. We may be required to incur significant expenses and to spend significant amounts of time to comply with these regulations or to remedy violations of these regulations. These efforts could be burdensome. In addition, any failure by us to comply with applicable government regulations could result in cessation of portions or all of our operations, imposition of fines and restrictions on our ability to carry on or expand our operations. Compliance by our customers with governmental regulations and their remedying of violations of these regulations also may be time consuming, burdensome and expensive and could negatively affect our customers' abilities to sell their products, which in turn could adversely affect our ability to sell our products and services.

     The regulations to which we are subject are complex, change frequently and have tended to become more stringent over time. In addition, future laws and regulations may increase governmental involvement in healthcare and lead to increased compliance costs.

OUR FACILITIES ARE SUBJECT TO ENVIRONMENTAL REGULATION THAT EXPOSES US TO POTENTIAL FINANCIAL LIABILITY.

     Federal, state and local laws impose various environmental controls on the management, handling, generation, manufacturing, transportation, storage, use and disposal of hazardous chemicals and other materials used or generated in our manufacturing activities. If we fail to comply with any present or future environmental laws, we could be subject to future liabilities or the suspension of production. We cannot assure you that our operations will not require expenditures for clean-up in the future. Although we do not anticipate that these remediation efforts will be material, we cannot assure you that the costs associated with these efforts will not have an adverse effect on our business, financial condition or results of operations. Changes in environmental laws may impose costly compliance requirements on us or otherwise subject us to future liabilities and additional laws relating to the management, handling, generation, manufacture, transportation, storage, use and disposal of materials used in or generated by the manufacture of our products may be imposed. In addition, we cannot predict the effect that these potential requirements may have on us or our customers.

ACCIDENTS AT OUR FACILITIES COULD DELAY PRODUCTION, ADVERSELY AFFECT OUR OPERATIONS AND EXPOSE US TO FINANCIAL LIABILITY.

     Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. Although we employ safety procedures in the design and operation of our facilities and we have not experienced any serious accidents or deaths, there is a risk that an accident or death could occur in one of our facilities. Any accident could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our operations and financial condition. The potential liability resulting from any such accident or death could cause our business to suffer. Any disruption of operations at any of our facilities could harm our business.

IF WE LOSE OUR KEY PERSONNEL, OUR ABILITY TO OPERATE OUR COMPANY AND OUR RESULTS OF OPERATIONS MAY SUFFER.

     Our future success depends in part on our ability to attract and retain key executive, engineering, marketing and sales personnel. Our key personnel include Mr. Effress and our other executive officers and the loss of certain key personnel could have a material adverse effect on us. We face intense competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company and to develop our products and technology. We cannot assure you that we would be able to locate or employ such qualified personnel on acceptable terms.

IF WE ARE UNABLE TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL, OUR GROWTH STRATEGY COULD BE ADVERSELY AFFECTED.

     Our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled employees and management. There is currently aggressive competition for employees who have experience in the engineering and technology used in our products and services. We compete intensely with other companies to recruit and hire from this pool. The industries in which we compete for employees are characterized by high levels of employee attrition. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to retain personnel.

OUR BUSINESS IS INDIRECTLY SUBJECT TO HEALTHCARE INDUSTRY COST CONTAINMENT MEASURES THAT COULD RESULT IN REDUCED SALES OF MEDICAL DEVICES CONTAINING OUR COMPONENTS.

     Our customers and the healthcare providers to whom our customers supply medical devices may rely on third party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components manufactured or assembled by us are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third party payors. If that occurred, sales of finished medical devices that include our components may decline significantly, and our customers may reduce or eliminate purchases of our components.

WE AND OUR CUSTOMERS MAY BE SUBJECT TO INFRINGEMENT CLAIMS BY THIRD PARTIES THAT COULD SUBJECT US TO FINANCIAL LIABILITY OR LIMIT OUR PRODUCT AND SERVICE OFFERINGS, AND OUR COMPETITIVE POSITION COULD BE HARMED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     Litigation to enforce and defend patent and other intellectual property rights is common in the medical device industry. Although we do not believe that any of our products, services or processes infringe the intellectual property rights of third parties, we may be accused of infringing the rights of others. Our customers' products also may be the subject of third-party infringement claims, which could seek damages from both the customer and from us. With most of our customers, we do not have formal agreements governing allocation of liability for such claims. Even where we do not have liability to third parties, an infringement claim against one of our customers could result in reduced demand for our products and services or increased pricing pressure. Any infringement claim, significant charge or injunction against our products or those of our customers could harm our business.

     We rely on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property, which relates principally to proprietary manufacturing processes. We cannot be sure that the steps we take to protect our proprietary rights will adequately deter unauthorized disclosure or misappropriation of our intellectual property, technical knowledge, practice or procedures. We may be required to spend significant resources to monitor and defend our intellectual property rights, we may be unable to detect or defend against infringement of these rights and we may lose any competitive advantage associated with these rights.

    RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE AND, AS A RESULT, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM.

     Among the factors that could affect our stock price are:

     o    industry trends and the business success of our customers;

     o    loss of a key customer;

     o    fluctuations in our results of operations;

     o our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future results of operations;

     o strategic moves by our competitors, such as product announcements or acquisitions;

     o    regulatory developments;

     o    litigation;

     o    general market conditions; and

     o other domestic and international macroeconomic factors unrelated to our performance.

     The stock market has recently experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock.

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If a securities class action suit is filed against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business in order to respond to the litigation.

OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY AND THEIR INTERESTS MAY DIFFER FROM THOSE OF OTHER STOCKHOLDERS.

     As of September 5, 2002, our executive officers and directors and principal stockholders and their affiliated entities controlled approximately 39% of our outstanding common stock. Accordingly, these stockholders, if they act together, will likely be able to control the composition of our board of directors and many other matters requiring stockholder approval and will continue to have significant influence over our affairs. They may exercise this influence, including by voting at a meeting of the stockholders or by written consent, in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DETER TAKEOVER EFFORTS THAT YOU FEEL WOULD BE BENEFICIAL TO STOCKHOLDER VALUE.

     Our certificate of incorporation and bylaws and Delaware law contain provisions which could make it difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders, and a takeover bid otherwise favored by a majority of our stockholders might be rejected by our board of directors.

ITEM 2.     PROPERTIES

     As of June 30, 2002, our principal operations were conducted at the following locations:

                                                        APPROX.        LEASED/
LOCATION                                              SQUARE FEET      OWNED
--------                                              -----------      -----
Brimfield, Massachusetts.........................       30,000          Owned
Brooklyn Park, Minnesota.........................       69,000          Leased
Corry, Pennsylvania..............................       65,000          Leased
Danbury, Connecticut(a)..........................       89,000          Leased
Englewood, Colorado..............................       36,000          Leased
Laconia, New Hampshire...........................       31,000          Leased
Minneapolis, Minnesota(b)........................        7,000          Leased
Navojoa, Mexico..................................       35,000          Leased
Newton, Massachusetts............................       60,000          Leased
Norwell, Massachusetts...........................       37,000          Leased
Orchard Park, New York...........................       41,000          Leased
Redwood City, California(c)......................       28,000          Leased
Santa Clara, California..........................       10,000          Leased
Trenton, Georgia.................................       27,000          Leased
                                                  --------------
  Total..........................................      565,000
                                                  ==============
-----------
(a)      This facility will be closed by February 2003.
(b)      Corporate offices.
(c)      This facility will be closed by December 2003.

     We believe these facilities and the manufacturing and assembly capacity they provide are adequate for our current and foreseeable purposes and that additional space and capacity will be available when needed.

ITEM 3.    LEGAL PROCEEDINGS

     From time to time, we are involved in legal proceedings in the ordinary course of our business. We are not currently involved in any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has traded on the Nasdaq National Market under the symbol "MEDT" since our initial public offering on March 27, 2002. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market:

FISCAL YEAR 2002                                       HIGH              LOW
----------------                                       ----              ---
Third quarter (beginning March 27, 2002).....          $13.00           $12.96
Fourth quarter...............................          $15.11            $9.91

     On September 5, 2002, there were approximately 130 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers. The last reported sale price of our common stock on the Nasdaq National Market on that date was $8.91 per share.

DIVIDEND POLICY

     We anticipate that we will retain future earnings, if any, to finance the continued development and expansion of our business. In addition, our senior credit facility restricts our payment of dividends. Any future determination with respect to the payment of dividends will be dependent upon, among other things, our earnings, capital requirements, the terms of our then existing indebtedness, applicable requirements of Delaware corporate law, general economic conditions and other factors considered relevant by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

     During April and May 2002, we sold an aggregate of 28,804 shares of our common stock to former employees upon exercise of stock options. We received aggregate gross proceeds of $0.1 million upon exercise of these options. We issued these securities in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

     During April and May 2002, we issued an aggregate of 43,302 shares of our common stock upon exercise of warrants issued to five of the investors who had purchased our Series E preferred stock. The exercise price of the warrants was $0.01 per share, and all of the investors used a "cashless" exercise provision that enabled them to surrender the right to receive upon exercise of the warrants a number of shares of common stock with a value equal to the aggregate exercise price of the warrants and, as a result, surrendered the right to receive an aggregate of 25 shares. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

INITIAL PUBLIC OFFERING AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

     Our registration statement on Form S-1 (Registration No. 333-76842), which related to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission on

March 26, 2002 (we filed an additional registration statement on Form S-1 (Registration No. 333-84978) under Rule 462(b) under the Securities Act of 1933 on March 27, 2002).

     We paid $21.5 million of the net proceeds to affiliates of Whitney & Co., which owns more than 10% of our common stock, of which $4.3 million represented accrued dividends on our Series B preferred stock, which converted into our common stock at the time of the offering, $16.0 million represented the redemption (with premium) of our $15.0 million senior subordinated promissory note and $1.2 million represented accrued and unpaid fees due under, and amounts due to, termination of a service agreement.

     We paid $2.7 million to Kidd & Company, LLC, a company controlled by William J. Kidd, a director, as accrued and unpaid fees due under, and amounts due to, termination of a service agreement.

     We also applied additional net proceeds as follows: $66.3 million to pay off existing senior debt, $5.4 million to pay off the remainder of senior subordinated promissory note with premium, $6.1 million to redeem our Series E preferred stock, $4.1 million to redeem our Series F preferred stock, $1.9 million to terminate interest rate hedges on previous senior debt, $2.0 million in related IPO expenses and $0.5 million additional accrued dividends on our Series B preferred stock.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected statement of operations data for our fiscal years ended June 30, 2002, June 30, 2001 and July 1, 2000 and for the period from March 31, 1999 (inception) through July 3, 1999 and balance sheet data as of the end of each such fiscal year.

                                                                                                        PERIOD FROM
                                                                      FISCAL YEAR ENDED                MARCH 31, 1999
                                                                      -----------------                 (INCEPTION)
                                                         JUNE 30,        JUNE 30,       JULY 1,         THROUGH JULY
                                                           2002            2001           2000             3, 1999
                                                           ----            ----           ----             -------
                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues..........................................      $ 158,899        $128,462         $89,352        $21,968
Costs and expenses:
  Cost of products sold...........................        117,089          94,386          59,811         13,437
  Selling, general and administrative expense.....         29,876          26,199          21,167          4,458
  Amortization of goodwill and other intangibles..            340           5,640           4,255          4,135
  Organization and start-up costs.................             --              --              --          4,981
  Restructuring charges...........................             --          11,464              --             --
                                                        ------------    -----------    -----------     ----------------
    Total costs and expenses......................        147,305         137,689          85,233         27,011
                                                        ------------    -----------    -----------     ----------------
Operating income (loss)...........................         11,594          (9,227)          4,119         (5,043)
Interest expense, net.............................         (7,671)        (10,213)       (10,682)         (2,658)
Other (expense) income............................         (4,782)             53             (7)           (289)
                                                        ------------    -----------    -----------     ----------------
Loss before income taxes..........................           (859)        (19,387)        (6,570)         (7,990)
Income tax benefit (expense)......................            118             (70)            535          2,975
                                                        ------------    -----------    -----------     ----------------
Loss before extraordinary loss....................           (741)        (19,457)        (6,035)         (5,015)
Extraordinary loss on debt extinguishment.........         (6,857)             --              --             --
                                                        ------------    -----------    -----------     ----------------
Net loss..........................................         (7,598)        (19,457)        (6,035)         (5,015)
Preferred stock dividends and accretion of
   discount on preferred stock....................        (31,168)         (9,688)        (8,345)         (2,078)
                                                        ------------    -----------    -----------     ----------------
Net loss attributed to common stockholders........       $(38,766)       $(29,145)      $(14,380)        $(7,093)
                                                        ============    ===========    ===========     ================
Net loss per share attributed to common
   stockholders before extraordinary loss.........          $(2.88)        $(5.55)        $(3.10)         $(1.60)
Extraordinary loss per share......................          $(0.62)            --              --             --
Net loss per share attributed to common
   stockholders...................................         $ (3.50)        $(5.55)        $(3.10)         $(1.60)
                                                        ============    ===========    ===========     ================
Weighted average number of shares of common stock
   outstanding (basic and diluted)................      11,086,103       5,252,749      4,633,571       4,448,000
                                                        ============    ===========    ===========     ================

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents.........................        $38,268         $20,289          $2,210         $1,808
Current assets....................................         85,204          58,242          28,282         18,109
Property and equipment, net.......................         42,045          38,873          34,956         21,550
Total assets......................................        247,829         203,965         151,101        126,792
Total debt........................................         41,906          89,544          98,653         81,224
Mandatorily redeemable preferred stock............          1,974          98,867          22,293         16,250
Total stockholders equity (deficit)...............        186,320         (13,261)         15,072         21,248

     We began operations on March 30, 1999 through the acquisition of seven unaffiliated businesses, to whom we refer as our "predecessor companies." The following tables set forth certain historical financial data of six of the individual predecessor companies.


                                                                                        W.N. RUSHWOOD, INC.
                                                 KELCO INDUSTRIES, INC.          D/B/A HAYDEN PRECISION INDUSTRIES
                                                 ----------------------          ---------------------------------
                                                               ELEVEN                                      THREE
                                                   YEAR        MONTHS                                      MONTHS
                                                  ENDED        ENDED            YEAR ENDED DECEMBER 31,    ENDED
                                                 APRIL 30,    MARCH 30,         -----------------------   MARCH 30,
                                                   1998        1999               1997        1998         1999
                                                   ----        ----               ----        ----         ----
STATEMENT OF OPERATIONS DATA (IN THOUSANDS):
Net sales....................................       $23,192      $22,877            $6,003       $9,777       $2,227
Gross profit.................................         9,742        9,951             1,583        2,787          448

Operating expenses...........................         2,830        2,784               949        1,072          195
                                                   --------     --------          --------    ---------     --------

Operating income (loss)......................         6,912        7,167               634        1,715          253

Other income (expense).......................            99           76             (201)        (241)        (100)
                                                  ---------     --------         ---------   ----------    ---------
Income before taxes..........................         7,011        7,243               433        1,474          153
Income taxes.................................             -            -                 -            -            -
Net income (loss)............................      $  7,011     $  7,243          $    433   $    1,474     $    153
                                                   ========     ========          ========   ==========     ========

BALANCE SHEET DATA (IN THOUSANDS)
 (AT END OF PERIOD)
Total assets.................................       $13,484      $18,962            $3,410       $7,066       $7,206
Long-term debt...............................             -            -             1,804        3,174        3,744
Shareholders' equity.........................        11,229       16,215               739        1,685        1,753

                                             THE MICROSPRING COMPANY, INC.         NATIONAL WIRE AND STAMPING, INC.
                                             -----------------------------         --------------------------------
                                                                      THREE                                  THREE
                                                                      MONTHS                                 MONTHS
                                         YEAR ENDED DECEMBER 31,      ENDED       YEAR ENDED DECEMBER 31,    ENDED
                                         -----------------------     MARCH 30,    -----------------------   MARCH 30,
                                             1997         1998         1999          1997         1998        1999
                                             ----         ----         ----          ----         ----        ----
STATEMENT OF OPERATIONS DATA (IN THOUSANDS):
Net sales.............................        $11,782     $10,176    $1,792           $9,513        $8,619      $1,636
Gross profit..........................          3,321       2,896       394            3,730         3,618         669

Operating expenses....................          3,420       3,343     1,314            3,112         3,057         800
                                            ---------   ---------  ---------       ---------      --------    --------

Operating income (loss)...............           (99)       (447)      (920)             618           561       (131)

Other income (expense)................              7        (32)         1               65           126         125
                                             --------  ----------  ---------       ---------       -------   ---------
Income before taxes...................           (92)       (479)      (919)             683           687         (6)
Income taxes..........................             31           7         3              275           264          45
                                             --------   ---------  ---------        --------      --------   ---------
Net income (loss).....................       $  (123)   $   (486)  $   (922)        $    408      $    423   $    (51)
                                             ========   =========  =========        ========      ========   =========

BALANCE SHEET DATA (IN THOUSANDS)
 (AT END OF PERIOD)
Total assets..........................         $6,185      $3,984    $3,895           $3,894        $4,373      $3,250
Long-term debt........................            250         250        --              117           107          --
Stockholders' equity..................          3,377       2,990     3,076            2,290         2,757       2,664

                                                  PORTLYN CORPORATION                         TEXCEL, INC.
                                                  -------------------                         ------------
                                                                      THREE                                 THREE
                                                                      MONTHS                                MONTHS
                                         YEAR ENDED DECEMBER 31,      ENDED      YEAR ENDED DECEMBER 31,    ENDED
                                         -----------------------     MARCH 30,   -----------------------   MARCH 30,
                                             1997         1998         1999        1997         1998         1999
                                             ----         ----         ----        ----         ----         ----
STATEMENT OF OPERATIONS DATA (IN THOUSANDS):
Net sales.............................         $6,955      $5,773    $1,180         $4,310        $6,184      $2,045
Gross profit..........................          3,391       2,573       473          1,677         2,295         941

Operating expenses....................          3,259       2,572       522            900           952         270
                                            ---------   ----------  -------        -------         -----     -------

Operating income (loss)...............            132           1       (49)           777         1,343         671

Other income (expense)................            (76)        (74)      (14)           (62)          (68)        (11)
                                             ---------  ----------  --------      ---------       -------  ----------
Income before taxes...................             56         (73)      (63)           715         1,275         660
Income taxes..........................             --          --        --            307            15          14
                                                -----   ----------  --------      ---------       ------    --------
Net income (loss).....................          $  56     $   (73)  $   (63)      $    408    $    1,260    $    646
                                                =====     ========  ========      =========   ==========    ========

BALANCE SHEET DATA (IN THOUSANDS)
(AT END OF PERIOD)
Total assets..........................         $2,710      $1,886    $1,818         $2,324        $3,278      $3,363
Long-term debt........................            113          82        75            504           451         770
Stockholders' equity..................            651         578       514            749         2,009       1,265


     The following selected unaudited pro forma condensed combined statement of operations for the year ended June 30, 2002 is presented as if costs relating to the repayment of our former debt, costs relating to terminated service agreements and costs relating to preferred stock had not been incurred, and the following selected unaudited pro forma condensed combined statement of operations for the year ended June 30, 2001 is presented as if costs relating to ourrestructuring, costs relating to terminated service agreements and costs relating to preferred stock had not been incurred. All of the following selected unaudited pro forma condensed combined financial information should be read in conjunction with the historical financial statements of MedSource and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

     The following selected unaudited pro forma condensed combined financial information is not indicative of our future results.

                                                          YEAR ENDED JUNE 30, 2002                YEAR ENDED JUNE 30, 2001
                                                          ------------------------                ------------------------
                                                    HISTORICAL   ADJUSTMENTS  PRO FORMA      HISTORICAL    ADJUSTMENTS  PRO FORMA
                                                    ----------   -----------  ---------      ----------    -----------  ---------
                                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenues.........................................   $ 158,899    $    --       $  158,899    $   128,462   $    --      $128,462
Costs and expenses:
  Cost of products sold..........................     117,089         --          117,089         94,386        --        94,386
  Selling, general and administrative expenses...      29,876     (1,474) (a)      28,402         26,199     (1,656)(a)   24,543
  Amortization of goodwill and intangibles.......         340         --              340          5,640         --        5,640
  Restructuring charges..........................          --         --               --         11,464    (11,464)(d)       --
                                                    -----------  -----------  -----------    ------------- ------------ ---------
  Total costs and expenses.......................     147,305     (1,474)         145,831        137,689    (13,120)     124,569
                                                    -----------  -----------  -----------    ------------- ------------ ---------

Operating income (loss)...........................     11,594      1,474           13,068         (9,227)    13,120        3,893
Interest expense, net.............................     (7,671)        --           (7,671)       (10,213)        --      (10,213)
Other (expense) income............................     (4,782)     4,853(a)(c)         71             53         --           53
                                                    -----------  -----------  -----------    ------------- ------------ ---------
Loss before income taxes..........................       (859)     6,327            5,468        (19,387)    13,120       (6,267)
Income tax benefit (expense)......................        118         --              118            (70)        --          (70)
                                                    -----------  -----------  -----------    ------------- ------------ ---------
Loss before extraordinary loss....................       (741)     6,327            5,586        (19,457)    13,120       (6,337)
Extraordinary loss on debt extinguishment.........     (6,857)     6,857 (c)           --             --         --           --
                                                    -----------  -----------  -----------    ------------- ------------ ---------
Net loss..........................................     (7,598)    13,184            5,586        (19,457)                 (6,337)
Preferred stock dividends and accretion of
   discount on preferred stock....................    (31,168)    31,168 (b)           --         (9,688)     9,688 (b)       --
Net loss attributed to common stockholders........  $ (38,766)   $44,352       $    5,586    $   (29,145)  $ 22,808       (6,337)
                                                    ===========  ===========  ===========    ============  ============ =========
Net loss per share attributed to common
   stockholders before extraordinary loss.........  $   (2.88)   $    --       $     0.28(e) $     (5.55)  $     --     $  (1.21)(e)
Extraordinary loss per share......................  $   (0.62)   $    --       $       --    $        --   $     --     $     --
Net loss per share attributed to common
   stockholders...................................  $   (3.50)   $    --       $     0.28(e) $     (5.55)  $     --     $  (1.21)(e)
                                                    ===========  ===========  ===========    ============  ============ =========
Weighted average number of shares of common stock
   outstanding....................................  11,086,103(f)     --       19,840,124(g)   5,252,749(f)      --     5,252,749(f)
                                                    ===========  ===========  ===========    ============  ============ ===========

--------------------------

(a) Represents costs of management agreements we entered into with Kidd & Company and Whitney & Company that were terminated in conjunction with ourinitial public offering.
(b) Represents charges on preferred stock that was converted to common in conjunction with our initial public offering.
(c)  Represents charges associated with the repayment of our former debt.
(d)  Represents a one-time restructuring charge we recorded in June of 2001.
(e) Represents pro forma net loss attributed to common stockholders divided by pro forma weighted average number of shares of common stock outstanding.
(f)  Represents number of shares of common stock outstanding (basic).
(g)  Represents number of shares of common stock outstanding (diluted).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We provide product development and design services, precision metal and plastic part manufacturing, product assembly services and supply chain management. We provide our products and services to each of the following primary target markets:

     o    Surgical Instrumentation devices and components;

     o    Electro-medical implant devices and components;

     o    Interventional devices and components; and

     o    Orthopedic implants and instruments.

COMPANY HISTORY

     During 1998, our co-founders, Richard J. Effress and William J. Kidd, established MedSource to identify business opportunities in the medical engineering and manufacturing services industry. During March 1999, with additional equity capital from Whitney & Co., we acquired seven unaffiliated businesses to begin our operations. The original seven acquisitions were Kelco Industries, W.N. Rushwood d/b/a Hayden Precision Industries, National Wire and Stamping, The MicroSpring Company, Portlyn, Texcel and Brimfield Precision. Our first fiscal period, which ended July 3,1999, consisted of only three months of consolidated results, which included material one-time expenses for business combination and formation.

     Since our initial acquisitions, we had acquired five additional businesses through June 30, 2002. We acquired Tenax in January 2000, Apex Engineering in February 2000 and Thermat Precision in May 2000. The acquisition of Tenax provided injection molding capability, the acquisition of Thermat added injection molding and precision metal injection manufacturing capabilities to our operations, enabling us to manufacture low cost precision stainless steel components, and the acquisition of Apex Engineering provided mold design and plastic injection molding and mold making capabilities. We acquired ACT Medical in December 2000. The acquisition of ACT Medical enhanced our product design and development engineering expertise and provided a low cost assembly operation in Mexico. We acquired HV Technologies, or HVT, in January 2002. The acquisition of HVT, a specialized manufacturer of polyimide and composite micro-tubing used in interventional and minimally invasive catheters, delivery systems and instruments, enabled us to expand our offering of proprietary manufacturing capabilities to our customers in the interventional device market. All of our acquisitions were accounted for using the purchase method of accounting.

     During June 2001, we completed a review of our manufacturing operations and support functions. Based on our evaluation of the unique and common characteristics of our various facilities, we determined that we could achieve over-all cost savings by closing three of the facilities, thus improving capacity utilization and efficiency of the remaining facilities. We sold our facilities in Pittsfield and East Longmeadow, Massachusetts during our fiscal year ended June 30, 2002. We also initiated the shutdown of our facility in Danbury, Connecticut during our fiscal year ended June 30, 2002 and expect it to be closed by February 2003.

RESULTS OF OPERATIONS

     REVENUES

     We recognize product revenue at the time products are shipped. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For fiscal 2002, service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectibility from the customer. Reserves for returns and allowances are recorded against revenues based on management's estimates and historical experience.

     We target the sale of our products and services to medical device companies in four target markets. As we have continued to focus on these markets, our sales to nonmedical customers as a percentage of our total revenues have been decreasing over time. Sales to nonmedical customers were approximately 4% of our total revenues for the year ended June 30, 2002. We expect sales to nonmedical customers as a percentage of our total revenues to continue to decrease in the future.

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

     Our top four customers accounted for 52% of our revenues for the year ended June 30, 2002, with one customer accounting for 25% of our revenues and another accounting for 12% of our revenues. For the year ended June 30, 2001, our top four customers accounted for 41% of our revenues, with one customer accounting for 18% of our revenues and another accounting for 12% of our revenues. We expect revenues from our largest customers to continue to constitute a significant portion of our total revenues.

     We primarily derive our revenues from serving leading medical device companies. These customers are typically large companies with substantial market share in one or more of our four target markets, and we believe that expanding our relationships with these customers represents our most important revenue opportunity. As a result, we devote significant sales efforts to securing additional business from the business units and product lines of the leading medical device companies that we currently serve, as well as developing business with other business units and product lines of these customers. As we increasingly focus on serving customers and expand our offerings to them by developing or acquiring additional engineering and manufacturing capabilities, we expect the percentage of revenues we derive from these customers to increase over time, as compared with revenues from non-medical device companies. We also intend to continue to selectively pursue promising opportunities with emerging medical device companies.

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

     Gross margins as a percentage of revenues for the years ended June 30, 2002 and 2001 were 26.3% and 26.5%, respectively. Our margins are driven by sales mix between devices and components as well as the respective product mixes within our various product categories. Historically, our component business produced strong gross margins. When we were initially formed during March 1999, we were predominately a components supplier. However, in order to expand the scope of our services and accelerate revenue growth, we aggressively pursued opportunities for the assembly of completed devices, which generally have higher material content and a lower value added content, resulting in slightly lower gross margins but with lower capital investment.

     Selling, general and administrative expense includes support of our facilities for production and shipments to the customer as well as strategic investments in our sales and marketing, operations and quality teams, and our corporate support staff.

     We have accounted for all of our acquisitions by using the purchase method of accounting. Through our year ended June 30, 2001, we amortized goodwill and other intangibles attributable to our acquisitions and incurred associated amortization expense of $5.6 million in fiscal 2001 and $4.3 million in fiscal 2000. Effective July 1, 2001, in connection with our adoption of SFAS No. 142," Goodwill and Other Intangibles," we no longer amortize goodwill. Instead, we will periodically test goodwill and intangibles for impairment and record an expense if those assets become impaired, as further discussed under "--Recent Accounting Pronouncements."

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     Revenues for our fiscal year ended June 30, 2002 totaled $158.9 million compared to $128.5 million for the fiscal year ended June 30, 2001, an increase of 24%. Approximately 15% of this increase was due to the acquisitions of HVT and ACT Medical, with the other 9% due to internal growth. Internal growth was 15% excluding the planned decline in non-medical shipments. Our internal, or organic, growth was primarily driven by strength in our surgical instrumentation market, mainly products for cardiac surgery and endo-laparoscopic instrumentation, as well arthroscopic and electro-surgical components, along with solid growth in our orthopedics market, primarily spinal components and instruments and device products, as well as strength in our electro-medical implant, or EMI, segment, primarily components for pacemakers and defibrillators. A small portion of our internal growth also resulted from new surgical instrumentation and interventional business that we secured by offering our existing customers additional manufacturing capabilities that we acquired.


     Cost of products sold for the fiscal year ended June 30, 2002 totaled $117.1 million compared to $94.4 million for the fiscal year ended June 30, 2001. The increase in cost of products sold resulted principally from the increased revenues over the prior fiscal year.

     Gross margins for the fiscal year ended June 30, 2002 were 26.3% compared to 26.5% for the year ended June 30, 2001. Our margins are driven by the sales mix between devices and components as well as the respective product mixes within our various product categories.

     Selling, general and administrative expense was $29.9 million, or 18.8% of revenues, for the fiscal year ended June 30, 2002 and $26.2 million, or 20.4% of revenues, for the fiscal year ended June 30, 2001. The $3.6 million increase was due to the selling, general and administrative expense attributable to the business of HVT, which we acquired during January 2002, and the business of ACT Medical, which we acquired during December 2000.

     Net interest expense was $7.7 million for the fiscal year ended June 30, 2002 compared to $10.2 million for the fiscal year ended June 30, 2001. This decrease was due primarily to the lower amounts outstanding under our senior credit facility during the fourth quarter of our fiscal year ended June 30, 2002.

     Other expense for the year totaled $4.8 million compared to other income of $0.1 million for the prior year. The increase is a result of two non-recurring charges, $1.9 million of interest rate swap breakage fees associated with the repayment of debt and $2.9 million for service agreements terminated in conjunction with our initial public offering.

     During our fiscal year ended June 30, 2002, we also incurred an extraordinary loss on debt extinguishment of $6.9 million as a result of the repayment of our subordinated debt and the debt under our old senior credit facility. The loss consisted of a write off of $5.5 million in unamortized financing costs and discount and a $1.4 million prepayment fee.

     We incurred charges related to the accrual of dividends and accretion of discount on preferred stock of $31.2 million for our fiscal year ended June 30, 2002, compared to $9.7 million for our fiscal year ended June 30, 2001. The increase was mainly due to one time charges in connection with the conversion of these shares into common stock in conjunction with our initial public offering.

     Net loss attributed to common stockholders totaled $38.8 million, or $3.50 per share, while net loss attributed to common stockholders for fiscal 2001 was $29.1 million, or $5.55 per share.

     Pro forma net income for the year ended June 30, 2002, which excluded non-recurring charges of $31.2 million for preferred stock charges, $4.4 million for terminated service agreements, and $8.8 million for charges relating to repayment of debt, was $5.6 million or $0.28 per share fully diluted compared with a pro forma loss of $6.3 million or $1.21 per share for the same period a year ago. Pro forma net loss for the year ended June 30, 2001 excluded $11.5 million of restructuring charges, $9.7 million for preferred stock charges, and $1.7 million for terminated service agreements.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001 AND JULY 1, 2000

     Revenues for our fiscal year ended June 30, 2001 totaled $128.5 million compared to $89.4 million for the fiscal year ended July 1, 2000, an increase of 44%. Approximately two-thirds of this increase was due to acquisitions during fiscal year 2001 and 2000, with the other third due to internal growth. Our internal growth was primarily driven by increased shipments of pacemaker and implantable defibrillator components, ophthalmological devices, arthroscopic devices, electrosurgical instruments and devices and endoscopic accessories from several of our established customers. A small portion of our internal growth also resulted from new surgical instrumentation business that we secured by offering our existing customers additional manufacturing capabilities, such as injection molding, tool making and precision metal injection manufacturing, that we acquired in acquisitions. Although sales to nonmedical customers as a percentage of total revenues decreased during the period, sales were helped to a lesser extent by increased shipments to an established nonmedical customer in the telecommunications industry, as well as shipments of various products to new customers. A small portion of the increase in our revenues due to the acquisitions resulted from new surgical instrumentation business that we secured by offering former customers of the acquired companies access to the broad range of capabilities that we had in place prior to the acquisitions.

     Cost of products sold for the fiscal year ended June 30, 2001 totaled $94.4 million compared to $59.8 million for the fiscal year ended July 1, 2000. The increase in cost of products sold resulted principally from the increased revenues over the prior fiscal year.

     Gross margins for fiscal year ended June 30, 2001 were 26.5% compared to 33.1% for the year ended July 1, 2000. The decrease in gross margin during fiscal year 2001 compared to fiscal year 2000 reflected the full year impact of businesses acquired during fiscal 2000 and 2001, all with lower margins than the base businesses.

     Selling, general and administrative expense was $26.2 million, or 20.4% of revenues, for the fiscal year ended June 30, 2001 and $21.2 million, or 23.7% of revenues, for the fiscal year ended July 1, 2000. Of the $5.0 million increase in selling, general and administrative expense, $2.2 million was attributable to the acquisition of ACT Medical in December 2000, while annualized operating expenses for the businesses acquired during fiscal 2000 accounted for $1.1 million of the increase. The balance of the increase occurred largely as a result of our investment in our sales and marketing infrastructure to support future growth.

     During June 2001, we completed a strategic review of our manufacturing operations and support functions and recorded a restructuring charge of $11.5 million. Since their acquisition, certain of our manufacturing facilities have operated with excess capacity. Based on our evaluation of the unique and common characteristics of our various facilities, we determined that we could achieve over-all cost savings by closing three of the facilities, thus improving capacity utilization and efficiency of the remaining facilities. Criteria in our evaluation included current capacity utilization, uniqueness of manufacturing capabilities, current operating costs, difficulty and cost associated with relocation and recertification of key equipment, and customer supply requirements. During our fiscal year ended June 30, 2002 we sold our facilities in Pittsfield and East Longmeadow, Massachusetts and initiated the closing of our facility in Danbury, Connecticut, which we expect to be completed by February 2003. Because we expected that we would not retain all of the customers served by these three facilities, we wrote off a portion of the customer base intangible asset ($0.6 million) as well as the entire remaining acquired workforce intangible for each facility ($0.5 million). In addition, because we believed the residual goodwill recorded at each acquisition was significantly related to the local operations, we concluded that goodwill was impaired by the closure of the facilities and wrote off the related goodwill ($2.6 million). Other recorded charges related to the restructuring include employee termination benefits expected to be paid based on our announced termination benefits policy ($2.6 million), costs of plant and equipment not expected to be recovered ($1.9 million), and other exit costs ($2.2 million), including costs related to lease termination, facilities restoration, equipment dismantlement and disposal, legal costs and other costs. Costs related to the realignment of leadership positions in the corporate support organization also were accrued as of June 30, 2001 ($1.2 million). Based on actual expenses incurred during fiscal 2001, we expect to save $3 million to $4 million annually after completing the restructuring of our plants.

     Net interest expense was $10.2 million for the fiscal year ended June 30, 2001 compared to $10.7 million for the fiscal year ended July 1, 2000. This decrease was due to the lower amounts outstanding under our existing senior credit facility.

     We incurred charges related to the accrual of dividends and accretion of discount on preferred stock of $9.7 million for our fiscal year ended June 30, 2001, compared to $8.3 million for our fiscal year ended July 1, 2000. The increase was due to the increase in the amount of preferred stock outstanding during fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity are cash provided by operations and borrowings under our senior credit facility, which includes a $25 million unused revolving credit facility. Prior to our initial public offering, our principal uses of cash were to finance acquisitions, meet debt service requirements and finance capital expenditures. We expect that these uses will continue in the future.

     OPERATING ACTIVITIES

     Net cash used by operating activities totaled $7.8 million for the year ended June 30, 2002 compared to net cash provided by operating activities of $1.3 million for the prior year. The decrease in cash provided by operating activities over the prior year period is primarily the result of a $6.6 million decrease in payables and accrued expenses, mainly the result of the payment of accrued expenses related to restructuring and a decrease in accrued bonuses in fiscal 2002, and a $6.9 million increase in inventories, mainly due to anticipated product transfers in conjunction with the previously announced plant consolidations as well as anticipated product launches. These amounts were offset by a lower net loss for the current period.

     Management believes that current cash balances and cash generated from operations, combined with available borrowings under our senior credit facility, will be adequate to fund requirements for working capital, capital expenditures, and future expansion through fiscal 2003.

     INVESTING ACTIVITIES

     Cash used in investing activities was $14.7 million for the year ended June 30, 2002, compared to $11.6 million for the year ended June 30, 2001. This increase was due to an increase in cash paid for acquisitions of $6.0 million over the prior year period, as a result of the acquisition of HVT in January 2002. Cash paid for capital expenditures was down $2.9 million when compared to the prior year period. We expect capital expenditures in fiscal 2003 to be approximately $12.5 million. Subsequent to June 30, 2002, we spent $18.0 million in cash in connection with our acquisition of Cycam.

     FINANCING ACTIVITIES

     Cash provided by financing activities was $40.4 million for the year ended June 30, 2002 compared to $28.5 million provided by financing activities for the year ended June 30, 2001. The increase was primarily due to proceeds from our IPO during March 2002, as well as approximately $2.0 million as a result of the sale of our Series E preferred stock, offset by debt repayments. Subsequent to June 30, 2002, we borrowed $8.0 million that was available under the acquisition line under our senior credit facility to pay a portion of the cash paid in our acquisition of Cycam.

     COMMITMENTS

     As of June 30, 2002, we had the following future contractual cash commitments:

                                                                      PAYMENTS DUE BY PERIOD
                                                TOTAL          1 YEAR       2-3 YEARS      4-5 YEARS       AFTER 5 YEARS
                                                -----          ------       ---------      ---------       -------------
                                                                          (DOLLARS IN MILLIONS)
Long-term debt............................       $40,000          $5,500       $15,000        $19,500              $--
Capital lease obligations.................         1,906             439           822            645               --
Operating leases..........................        13,668           2,443         3,798          2,556            4,871
Unconditional purchase obligations........            --              --            --             --               --
Other contractual obligations(b)..........         1,935              --            --             --            1,935
                                              -----------     -----------    ----------     ----------    -------------
 Total future contractual cash obligations       $57,509          $8,382       $19,620        $22,701           $6,806
                                              ===========     ===========    ==========     ==========    =============

----------
(a) All long term debt is described below under the caption "-- Senior Credit Facility."
(b)  Due on Series E preferred stock that was outstanding on June 30, 2002.

     As of June 30, 2002, we had the following future commercial commitments that may result in future cash outflows:

                                                                      PAYMENTS DUE BY PERIOD
                                                TOTAL          1 YEAR       2-3 YEARS      4-5 YEARS       AFTER 5 YEARS
                                                -----          ------       ---------      ---------       -------------
                                                                       (DOLLARS IN MILLIONS)
Lines of credit(a)........................           $--            $--           $--           $--               $--
Letters of credit(b)......................         1,300          1,300            --            --                --
Guarantees................................            --             --            --            --                --
                                              -----------    -----------    ----------     ---------     -------------
  Total future contractual commitments....        $1,300         $1,300           $--           $--               $--
                                              ===========    ===========    ==========     =========     =============

(a) Our line of credit is described below under the caption "-- Senior Credit Facility."
(b) Letters of credit under capital leases, commitment expires over the life of the leases.

     SENIOR CREDIT FACILITY

     Concurrent with receipt of funds from our initial public offering, on April 2, 2002, we repaid the entire $66.3 million outstanding under our former senior credit facility and the entire $21.4 million outstanding (including a $1.4 million pre-payment fee) under our former senior subordinated notes. We also entered into a new senior credit facility that provides us with a $25.0 million revolving credit facility, a $40.0 million term loan and an acquisition line term loan of up to $20.0 million. We borrowed $8.0 million under the acquisition line term loan to finance our acquisition of Cycam during August 2002 and no longer have any availability under the acquisition line given its expiration at the end of September 2002. All loans under our new senior credit facility will mature on April 12, 2007.

     During the twelve months ending March 31, 2003, we will be required to make payment under the term loan of $4.0 million payable in three installments. During the years ending March 31, 2004, 2005, 2006 and 2007, we will make payments of $6.0 million, $8.0 million, $10.0 million and $12.0 million, respectively, payable in quarterly installments. During the year ending March 31, 2003 we will also be required to make an annual payment of 15% of the $8.0 million that we borrowed under the acquisition line. In addition under our acquisition line, future annual payments of 20%, 30% and 35% of the original principal borrowed payable in quarterly installment during the years ending March 31, 2004, 2005, 2006 and 2007, respectively, are required. We paid costs and fees of $2.1 million to enter into the new senior credit facility.

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

     We have entered into an interest rate cap agreement to protect against interest rate fluctuations with respect to 50% of the term loans outstanding under our new senior credit facility. This agreement, executed with a highly-rated financial counter-party, provides for the counter-party to make payments to us in the event that a reference floating rate index exceeds an agreed-upon fixed rate.

     The senior credit facility contains affirmative and negative covenants and limitations, including, but not limited to, required minimum coverage of our obligations to pay interest and incur fixed charges, restrictions on our ability to pay dividends, make other payments and enter into sale transactions, limitations on liens, limitations on our ability to incur additional indebtedness and agreements that we use excess cash on hand and proceeds from future equity issuances to pay down our senior credit facility. In addition to the requirements that we obtain the consent of the lenders under our senior credit facility to borrow under the $20.0 million acquisition line, we also need their consent to make any other acquisition in which we pay more than $10.0 million (including more than $5.0 million in cash, deferred payments and the assumption of debt) or pay more than $20.0 million (including more than $10.0 million in cash, deferred payments and the assumption of debt) for all of the acquisitions that we complete during any fiscal year.

     The senior credit facility is secured by all of our assets and contains various events of default, including, but not limited to, defaults upon the occurrence of a change of control of MedSource and defaults for non-payment of principal interest or fees, breaches of warranties or covenants, bankruptcy or insolvency, ERISA violations and cross-defaults to other indebtedness.

     As of September 5, 2002 we had an outstanding balance of approximately $48.0 million under our new senior credit facility.

     ISSUANCES OF PREFERRED STOCK FOR CASH

     In December 2001, we received an aggregate of $5.5 million from the issuance of our Series E preferred stock, and we received an additional $0.5 million in January 2002. In connection with these issuances, we also issued warrants to purchase an aggregate of 200,000 shares of our common stock at $0.01 per share. The proceeds from the Series E preferred stock were used to help finance the acquisition of HVT. During April 2002 we redeemed 4,065 shares of the 6,000 outstanding shares. The remaining 1,935 shares were redeemed during August 2002.

QUARTERLY RESULTS

     The following tables set forth selected unaudited quarterly consolidated financial information for the eight quarters ended June 30, 2002. This unaudited quarterly consolidated information, in the opinion of management, includes all adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

     We have completed five acquisitions since July 1, 2000, but the quarterly consolidated financial information set forth below is presented on an actual historical basis, not on a pro forma basis for any of those acquisitions. The increase in revenues over the periods presented resulted from both acquisitions and growth in our base business. In addition, during our limited operating history, excluding the impact of acquisitions, we have experienced higher than average revenues during the last quarter of our fiscal year and lower than average revenues during the first quarter of our fiscal year, but we cannot predict whether this will continue.

                                                           QUARTER ENDED
                          SEPTEMBER 30,  DECEMBER 30, MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 30,   MARCH 30,     JUNE 30,
                               2000          2000        2001       2001         2001            2001          2002          2002
                               ----          ----        ----       ----          ----           ----          ----          ----
                                                                    (IN MILLIONS)
STATEMENT OF OPERATIONS DATA:

Revenues.............       $27.6            $27.9      $34.8       $38.2         $33.9          $38.3        $42.2         $44.6

Cost and expenses:...

Cost of products sold        20.8             20.7       26.1        26.8          26.1           28.5         31.5          31.0

Selling, general and
   administrative
   expense...........         5.6              6.1        7.3         7.2           6.4            7.7          8.2           7.6
Amortization of
   goodwill and other
   intangibles(a)....         1.2              1.2        1.7         1.5           0.1            0.1          0.1           0.1
Restructuring charge(b)         -                -          -         11.5            -              -            -              -
                          -------          -------    -------      -------      -------        -------      -------        -------

Operating Income (loss)         -            (0.1)      (0.3)       (8.8)           1.3            2.0          2.4           5.9

Interest expense, net       (2.9)            (2.5)      (2.3)       (2.5)         (2.5)          (2.4)        (2.3)         (0.4)

Other expense........       (0.2)            (0.2)        0.3         0.1             -              -        (2.9)         (1.9)

Income tax benefit
   (expense).........           -                -          -         (0.1)           -              -            -           0.1

Extraordinary loss...           -                -          -            -            -              -            -           (6.9)
                          -------          -------    -------      -------      -------        -------      -------        --------
Net loss                 $  (3.1)         $  (2.8)    $  (2.3)     $(11.3)     $  (1.2)       $  (0.4)      $  (2.8)       $ (3.2)
                         ========         ========    ========     =======     ========       ========      ========       =======

--------------
(a) Effective at the beginning of our 2002 fiscal year, we adopted the provisions of SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and, accordingly, we reclassified certain identifiable intangibles to goodwill and will no longer amortize goodwill and intangible assets that are deemed to have indefinite lives under SFAS 142.
(b) In June 2001, we completed a strategic review of our manufacturing operations and support functions. Based on this review and with board approval, we began actions to eliminate redundant facilities. These actions resulted in pre-tax charges of $11.5 million. The charges include employee termination benefits of $3.8 million, other exit costs of $2.2 million, impairment of goodwill and other intangibles of $3.6 million and impairment of property, plant, and equipment of $1.9 million.

CRITICAL ACCOUNTING POLICIES

     Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Our accounting policies that require management to apply significant judgment include:

     o ALLOWANCES FOR DOUBTFUL ACCOUNTS. We specifically analyze our accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends, when evaluating the adequacy of our allowance for doubtful accounts. Our accounts receivable balance was $24.0 million and $21.5 million, net of allowance for doubtful accounts, at June 30, 2002 and 2001, respectively.

     o EXCESS AND OBSOLETE INVENTORIES. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory and its market value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next six to nine months. A significant increase in the demand for our products could result in a decrease in the amount of excess inventory on hand while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Also, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. At June 30, 2002 and 2001, our inventory balance was $20.5 million and $13.4 million net of reserves, respectively.

     o IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES. As discussed below under "-- Recent Accounting Pronouncements," we adopted SFAS 142, Goodwill and Other Intangible Assets, and are required to subject our goodwill to an annual impairment test. Our decisions regarding our long-lived assets are based on our business judgment of when assets have become impaired. Any impairment would require a charge to our operating income. The annual impairment analysis was performed at the beginning of our fourth quarter. No impairment charge was necessary.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long -Lived Assets to Be Disposed Of." Though SFAS No. 144 retains the basic guidance of SFAS No. 121, regarding when and how to measure an impairment loss, it provides additional implementation guidelines. The Company will adopt this statement in the first quarter of fiscal 2003 and does not believe its adoption will have a material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, which rescinds FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." We will adopt this statement in the first quarter of fiscal 2003 and will reclassify the extraordinary loss on debt extinguishment that was recognized in fiscal 2002. The reclassification will have no impact on our net loss, cash flows or financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates or equity prices. Changes in these factors could cause fluctuations in earnings and cash flows.

INTEREST RATE RISK

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have any obligations under any fixed rate debt.

     For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We had $40 million of variable rate debt outstanding under our senior credit facility at June 30, 2002. To reduce our exposure to interest rate risk, we entered into an agreement to hedge our exposure to interest rate risk under our new senior credit facility. The effect of a 10% increase in interest rates would have resulted in an immaterial increase in interest expense during our year ended June 30, 2002.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

Report of independent auditors...............................................42

Consolidated balance sheets..................................................43

Consolidated statements of operations........................................44

Consolidated statement of changes in mandatory redeemable convertible stock and stockholders' equity (deficit)..................................45

Consolidated statements of cash flows........................................47

Notes to consolidated financial statements...................................48

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
MedSource Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of MedSource Technologies, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, changes in mandatory redeemable convertible stock and stockholders' equity (deficit), and cash flows for the years ended June 30, 2002 and 2001, and July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedSource Technologies, Inc. and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended June 30, 2002 and 2001, and July 1, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 2 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles Assets, in fiscal 2002.

                                            /s/ Ernst & Young LLP

Minneapolis, Minnesota
July 23, 2002

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           JUNE 30,        JUNE 30,
                                                                             2002            2001
ASSETS
Current assets:
   Cash and cash equivalents                                              $    38,268    $     20,289
   Accounts receivable, net of allowance of $646 in 2002 and $596 in
     2001                                                                      24,031          21,504
   Inventories                                                                 20,503          13,350
   Prepaid expenses and other current assets                                    2,402           3,099
                                                                          -----------    ------------
      Total current assets                                                     85,204          58,242
Property, plant, and equipment, net                                            42,045          38,873
Goodwill, net                                                                 113,113          62,210
Other identifiable intangible assets, net                                       4,092          39,035
Deferred financing costs                                                        1,971           3,386
Interest escrow fund                                                               --           1,849
Other assets                                                                    1,404             370
                                                                          -----------    ------------
           Total assets                                                   $   247,829    $    203,965
                                                                          ===========    ============

LIABILITIES, MANDATORY REDEEMABLE CONVERTIBLE STOCK, AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                       $     7,924    $      8,691
   Accrued compensation and benefits                                            5,352           6,341
   Other accrued expenses                                                       3,491           5,784
   Reserve for restructuring                                                    2,381           5,928
   Current portion of long-term debt                                            5,939           7,215
                                                                          -----------    ------------
      Total current liabilities                                                25,087          33,959
Long-term debt, less unamortized discount and current portion                  35,967          82,329
Other long-term liabilities                                                       455           2,071
Mandatory redeemable convertible stock:
   6% Series B preferred stock, par value $0.01 per share:
     Authorized shares--none at 2002 and 400,000 at 2001
     Issued and outstanding shares--none at 2002 and 332,728 at 2001               --          26,289
   6% Series C preferred stock, par value $0.01 per share:
     Authorized shares-- none at 2002 and 52,029 at 2001
     Issued and outstanding shares-- none at 2002 and 40,300 at 2001               --          39,190
   6% Series D preferred stock, par value $0.01 per share:
     Authorized shares-- none at 2002 and 43,000 at 2001
     Issued and outstanding shares-- none at 2002 and 35,165 at 2001 2             --          33,388
Stockholders' equity (deficit):
   Preferred stock, par value $0.01 per share:
     Authorized shares--1,000,000                                                  --              --
   Series A convertible preferred stock, par value $0.01 per share:
     Authorized shares---none-at 2002 and 100,000 at 2001
     Issued and outstanding shares-- none at 2002 and 38,370 2001                  --              --
   6% Series E preferred stock, par value $0.01 per share:
     Authorized shares--6,000
     Issued and outstanding shares--1,935 at 2002 and none at 2001              1,974              --
   Series Z convertible preferred stock, par value $0.01 per share:
     Authorized shares-- none at 2002 and 65,000 at 2001
     Issued and outstanding shares-- none at 2002 and 65,000 2001                  --               1
   Common stock, par value $0.01 per share:
     Authorized shares--70,000,000 at 2002 and 40,000,000 at 2001
     Issued and outstanding shares--26,918,533 at 2002 and 5,255,758
     at 2001                                                                      269              52
   Additional paid-in capital                                                 268,455          33,875
   Treasury stock, 97,576 shares at 2002                                       (1,282)             --
   Accumulated other comprehensive loss                                            --          (1,560)
   Accumulated deficit                                                        (83,025)        (45,415)
   Unearned compensation                                                          (71)           (214)
                                                                          -----------    ------------
      Total stockholders' equity (deficit)                                    186,320         (13,261)
                                                                          -----------    ------------
      Total liabilities, mandatory redeemable convertible stock, and
        stockholders' equity (deficit)                                    $   247,829    $    203,965
                                                                          ===========    ============

                             See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  FISCAL YEAR ENDED
                                                                       JUNE 30,         JUNE 30,         JULY 1,
                                                                        2002             2001             2000
                                                                   ---------------  --------------   -------------
Revenues                                                           $      158,899   $     128,462    $     89,352
Cost and expenses:
      Cost of products sold                                               117,089          94,386          59,811
      Selling, general, and administrative expense                         29,876          26,199          21,167
      Amortization of goodwill and other intangibles                          340           5,640           4,255
      Restructuring charge                                                     --          11,464              --
                                                                   ---------------  --------------   -------------
                                                                          147,305         137,689          85,233
                                                                   ---------------  --------------   -------------
Operating income (loss)                                                    11,594          (9,227)          4,119
Interest expense, net                                                      (7,671)        (10,213)        (10,682)
Other (expense) income                                                     (4,782)             53              (7)
                                                                   ---------------  --------------   -------------
Loss before income taxes and extraordinary loss                              (859)        (19,387)         (6,570)
Income tax benefit (expense)                                                  118             (70)            535
                                                                   ---------------  --------------   -------------
Loss before extraordinary loss                                               (741)        (19,457)         (6,035)

Extraordinary loss on debt extinguishment                                  (6,857)             --              --
                                                                   ---------------  --------------   -------------
Net loss                                                                   (7,598)        (19,457)         (6,035)

Preferred stock dividends and accretion of discount on preferred
   stock                                                                  (31,168)         (9,688)         (8,345)
                                                                   ---------------  --------------   -------------
Net loss attributed to common stockholders                         $      (38,766)  $     (29,145)   $    (14,380)
                                                                   ===============  ==============   =============

Net loss per share attributed to common stockholders before
   extraordinary loss--basic and diluted                           $         (2.88) $        (5.55)  $       (3.10)
                                                                   ===============  ==============   =============
Extraordinary loss - basic and diluted                             $         (0.62) $           --   $          --
                                                                   ===============  ==============   =============
Net loss per share attributed to common stockholders after
   extraordinary loss--basic and diluted                           $         (3.50) $        (5.55)   $      (3.10)
                                                                   ===============  ==============   =============
Weighted average common shares outstanding--basic and diluted           11,086,103       5,252,749       4,633,571
                                                                   ===============  ==============   =============

                             See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN MANDATORY REDEEMABLE
              CONVERTIBLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                  MANDATORY REDEEMABLE CONVERTIBLE STOCK
                                                                             --------------------------------------------------

                                                                              SERIES B    SERIES C    SERIES D      SERIES F
                                                                             PREFERRED    PREFERRED   PREFERRED    PREFERRED
                                                                               STOCK        STOCK       STOCK        STOCK
                                                                             ---------    ---------   ---------    ---------

Balance at July 3, 1999                                                          16,250           --          --            --
Stock issued for acquired businesses                                                 --           --          --            --
Accretion of discounts on mandatory redeemable convertible preferred stock        4,522           --          --            --
Accrued dividends on mandatory redeemable convertible preferred stock             1,521           --          --            --
Net loss and comprehensive net loss for the year                                     --           --          --            --
                                                                             ----------  -----------  ----------  ------------
Balance at July 1, 2000                                                          22,293           --          --            --
Cumulative effect change due to implementation of SFAS No. 133                       --           --          --            --
Change in fair value of interest rate swaps                                          --           --          --            --
Net loss for the year                                                                --           --          --            --

Comprehensive loss for the year                                                      --           --          --            --
Sale and issuance of Series C preferred stock, net of costs of $3,061                --       37,239          --            --
Issuance of Series D preferred stock and options for acquired business               --           --      31,575            --
Issuance of stock pursuant to option exercises                                       --           --         374            --
Accretion of discounts on mandatory redeemable convertible preferred stock        2,379          275         391            --
Accrued dividends on mandatory redeemable convertible preferred stock             1,617        1,676       1,048            --
Amortization of unearned compensation                                                --           --          --            --
                                                                             ----------  -----------  ----------  ------------
Balance at June 30, 2001                                                         26,289       39,190      33,388            --
Change in fair value of interest rate swaps                                          --           --          --            --
Net loss for the period                                                              --           --          --            --

Comprehensive loss for the period                                                    --           --          --            --
Issuance of stock pursuant to option exercises                                       --           --          48            --
Sale of Series E preferred stock and common stock purchase warrants                  --           --          --            --
Accretion of discounts on mandatory redeemable convertible preferred stock          177          310         598            --
Accrued dividends on mandatory redeemable convertible preferred stock             1,276        2,415       1,571            --
Amortization of unearned compensation                                                --           --          --            --
Issuance of preferred and common stock for acquired business                         --           --          --         3,636
Conversion of Series Z to common stock                                               --           --          --            --
Conversion of Series A to common stock                                               --           --          --            --
Conversion of Series B to common stock                                          (22,980)          --          --            --
Conversion of Series D to common stock                                               --           --     (35,605)           --
Conversion of Series C to common stock                                               --      (41,915)         --            --
Payment of Series B dividend                                                     (4,762)          --          --            --
Sale of common stock, net of issuance costs                                          --           --          --            --
Amortization of discount on redeemable preferred stock                               --           --          --           364
Amortization of dividend on redeemable preferred stock                               --           --          --            63
Return on Series C preferred stock                                                   --           --          --            --
Termination of interest rate swap                                                    --           --          --            --
Redemption of Series F preferred stock                                               --           --          --        (4,063)
Redemption of Series E preferred stock                                               --           --          --            --
Shares received from sale of business                                                --           --          --            --
                                                                             ----------  -----------  ----------  ------------
Balance at June 30, 2002                                                     $       --  $        --  $       --  $         --
                                                                             ==========  ===========  ==========  ============

                             See accompanying notes.

                                                   STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
 SERIES A     SERIES E                                                       ACCUMULATED                                    TOTAL
CONVERTIBLE  CONVERTIBLE  SERIES Z   NUMBER OF         ADDITIONAL               OTHER                                    STOCKHOLDER
 PREFERRED    PREFERRED   PREFERRED   COMMON   COMMON   PAID-IN    TREASURY  COMPREHENSIVE   ACCUMULATED     UNEARNED       EQUITY
   STOCK      STOCK        STOCK      SHARES    STOCK    CAPITAL    STOCK        LOSS          DEFICIT      COMPENSATION   (DEFICIT)
-----------  -----------  ---------  --------- ------- ----------- --------  -------------   ------------   ------------ -----------

$        --  $       --  $       1     4,448 $      44 $    27,697 $      --  $         --  $    (6,494)   $        --  $    21,248
-----------  ----------- ----------  --------- ------- ----------- ---------- ------------- -------------  ------------ -----------
         --          --         --       787         8       5,894        --            --           --             --        5,902
         --          --         --        --        --          --        --            --       (4,522)            --       (4,522)
         --          --         --        --        --          --        --            --       (1,521)            --       (1,521)
         --          --         --        --        --          --        --            --       (6,035)            --       (6,035)
-----------  ----------- ----------  --------- ------- ----------- ---------- ------------- -------------  ------------ -----------
         --          --          1     5,235        52      33,591        --            --      (18,572)            --       15,072
         --          --         --        --        --          --        --         1,097           --             --        1,097
         --          --         --        --        --          --        --        (2,657)          --             --       (2,657)
         --          --         --        --        --          --        --            --      (19,457)            --      (19,457)
                                                                                                                         -----------
         --          --         --        --        --          --        --            --           --             --      (22,114)
         --          --         --        --        --          --        --            --           --             --           --
         --          --         --        --        --          --        --            --           --           (286)        (286)
         --          --         --        21        --         284        --            --           --             --          284
         --          --         --        --        --          --        --            --       (3,045)            --       (3,045)
         --          --         --        --        --          --        --            --       (4,341)            --       (4,341)
         --          --         --        --        --          --        --            --           --             72           72
-----------  ----------- ----------  --------- ------- ----------- ---------- ------------- -------------  ------------ -----------
         --          --          1     5,256        52      33,875        --        (1,560)     (45,415)          (214)     (13,261)
         --          --         --        --        --          --        --          (374)          --             --         (374)
         --          --         --        --        --          --        --            --       (7,598)            --       (7,598)
                                                                                                                         -----------

         --          --         --        --        --          --        --            --           --             --       (7,972)
         --          --         --        --        --          19        --            --           --             --           19
         --       4,168         --        --        --       1,832        --            --           --             --        6,000
         --          --         --        --        --          --        --            --       (1,085)            --       (1,085)
         --          --         --        --        --          --        --            --       (5,262)            --       (5,262)
         --          --         --        --        --          --        --            --           --            143          143
         --          --         --       824         8       9,883        --            --           --             --        9,891
         --          --         (1)      650         7          (6)       --            --           --             --           --
         --          --         --     1,919        19         (19)       --            --           --             --           --
         --          --         --     3,327        33      22,947        --            --           --             --       22,980
         --          --         --     1,770        18      35,587        --            --           --             --       35,605
         --          --         --     3,906        39      41,876        --            --           --             --       41,915
         --          --         --        --        --          --        --            --           --             --           --
         --          --         --     9,266        93     101,174        --            --           --             --      101,267
         --       1,832         --        --        --          --        --            --       (2,196)            --         (364)
         --         119         --        --        --          --        --            --         (182)            --          (63)
         --          --         --        --        --      21,287        --            --      (21,287)            --           --
         --          --         --        --        --          --        --         1,934           --             --        1,934
         --          --         --        --        --          --        --            --           --             --           --
         --     (4,145)         --        --        --          --        --            --           --             --       (4,145)
         --          --         --        --        --          --    (1,282)           --           --             --       (1,282)
-----------  ----------- ----------  --------- ------- ----------- ---------- ------------- -------------  ------------ -----------
$        --  $    1,974  $      --    26,918   $   269 $   268,455 $  (1,282) $         --  $   (83,025)   $       (71) $   186,320
===========  ==========  ==========  ========= ======= =========== =========  ============  =============  ============  ===========


                             See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FISCAL YEAR ENDED
                                                      -------------------------------------------------
                                                           JUNE 30,       JUNE 30,         JULY 1,
                                                            2002            2001            2000
                                                      --------------    ----------     ------------
OPERATING ACTIVITIES
Net loss                                              $       (7,598)   $  (19,457)    $     (6,035)
Adjustments to reconcile net loss to net cash (used
  in) provided by operating activities:
   Depreciation                                                7,791         6,555            4,500
   Amortization of goodwill and other intangibles                340         5,640            4,255
   Amortization of deferred financing costs and
     discount on long-term debt                                6,157         1,122            1,295
   Amortization of unearned compensation                         143            72               --
   Restructuring charges                                          --        11,464               --
   Deferred taxes                                                 --            --             (685)
   Gain on sale of equipment                                      --           (29)              --
   Changes in operating assets and liabilities, net
     of effect of businesses acquired:
      Accounts and notes receivable                           (1,682)       (4,296)          (3,168)
      Inventories                                             (6,889)       (1,775)          (1,915)
      Prepaid expenses and other current assets                  768          (836)              65
      Interest escrow fund                                     1,849         2,500            2,500
      Accounts payable, accrued compensation and
        benefits, accrued expenses, and other                 (6,570)          476            5,493
      Other                                                   (1,120)         (183)             (15)
                                                      --------------    ----------     ------------

Net cash (used in) provided by operating activities           (7,755)        1,253            6,290
INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired               (6,312)         (378)         (15,458)
Other additions to plant and equipment, net                   (8,598)      (11,491)          (6,786)
Proceeds from sale of equipment                                  245           242               --
                                                      --------------    ----------     ------------
Net cash used in investing activities                        (14,665)      (11,627)         (22,244)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of
  financing costs, and interest escrow fund                   37,939           105           19,506
Payments of long-term debt                                   (91,890)       (5,549)          (3,150)
Proceeds from sale of Series C and D preferred
  stock, net of costs                                                       37,897               --
Proceeds from sale of Series E preferred stock and
  common stock, net of costs                                 107,286            --               --
Payments of Series B dividends                                (4,762)           --               --
Redemption of Series E and F preferred stock                  (8,208)           --               --
Net payments on lines of credit                                   --        (4,000)              --
Other                                                             37            --               --
                                                      --------------    ----------     ------------
Net cash provided by financing activities                     40,399        28,453           16,356
                                                      --------------    ----------     ------------
Increase in cash and cash equivalents                         17,979        18,079              402
Cash and cash equivalents at beginning of period              20,289         2,210            1,808
                                                      --------------    ----------     ------------
Cash and cash equivalents at end of period            $       38,268    $   20,289     $      2,210
                                                      ==============    ==========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                $        7,018    $    9,319     $      9,616
                                                      ==============    ==========     ============
Cash paid for income taxes                            $          108    $      150     $        179
                                                      ==============    ==========     ============
Preferred and common stock issued for acquisitions    $       13,527    $   31,289     $      5,902
                                                      ==============    ==========     ============

                             See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     MedSource Technologies, Inc. (the Company) was formed as a Delaware corporation on April 14, 1998. For the period from April 14, 1998 through March 30, 1999 (inception of operations), the Company had no employees or other operations.

     The Company and its subsidiaries operate in one business segment and provide product development and design services, precision metal and plastic part manufacturing, product assembly services and supply chain management primarily for the medical device industry. The Company's operations and customer base are located primarily in North America.

2.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     STOCK SPLIT

     In January 2000, the Company's common stock was split 10-for-1 and all share and per share references to common stock have been adjusted to give effect to the split.

     FISCAL YEAR END

     The Company's fiscal year historically ended on the Saturday closest to June 30. Effective July 1, 2001, the Company's fiscal year end was changed to June 30.

     CASH EQUIVALENTS

     Cash equivalents include money market mutual funds and other highly liquid investments purchased with maturities of three months or less. The cash equivalents are carried at cost, which approximates market.

     INVENTORIES

     Inventories are stated at the lower of cost, using the FIFO (first-in, first-out) method, or market.

     PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of capital leases and leasehold improvements is provided on a straight-line basis over the lives of the related assets or the life of the lease, whichever is shorter, and is included with depreciation expense.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible assets of the businesses acquired and, prior to July 1, 2001, was being amortized on a straight-line basis over 20 years based on the operating histories and market niches of these businesses. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under FAS No. 142, goodwill must be tested for impairment annually, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a two-step approach. Step one is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The Company has one operating segment consisting of multiple manufacturing facilities with similar economic characteristics producing goods for a similar set of customers (i.e., the medical device industry). Thus the Company has concluded that it currently has one reporting unit for purposes of the goodwill impairment test. The Company intends to use the fair value of its common stock in combination with, as necessary, the present value of its estimated future cash flows or other market valuation techniques to measure the fair value of the reporting unit. The annual impairment was performed as of the beginning of the Company's fourth quarter, noting no required impairment charge.

     The identifiable intangible assets consist mainly of patents, amortized over the life of the patents and covenants not to compete, amortized over the life of the agreements.

     See Note 6--Goodwill and Other Intangible Assets for effects of adoption of Statements of Financial Accounting Standards 141 and 142 in fiscal year 2002.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying amount, a write-down would be recorded to reduce the related asset to the amount of discounted estimated future cash flows, for assets in use, or to estimated fair value for assets held for sale.

     In conjunction with the restructuring charges recorded in fiscal 2001 (see
Note 13--Restructuring Charges), the Company recognized impairment to goodwill and other intangibles of $3.6 million and impairment to property, plant, and equipment of $3.3 million.

     DEFERRED FINANCING COSTS

     Costs incurred in connection with arranging the Company's long-term debt agreements are capitalized and amortized over the life of the related debt issue using the effective interest method. Accumulated amortization was $0.1 million at June 30, 2002, $1.9 million at June 30, 2001, and $1.1 million at July 1, 2000. In conjunction with the repayment of the senior subordinated debt (See
Note 10 - Long-Term Debt) the Company wrote off $5.5 million of unamortized deferred financing costs during fiscal 2002. On

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

March 31, 2002 the Company entered into a new $85 million senior credit facility and capitalized costs of $2.1 million associated with the new agreement.

     DEFERRED INCOME TAXES

     Deferred income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.

     MANDATORY REDEEMABLE SECURITIES

     Mandatory redeemable preferred stock is recorded at fair value at date of issuance, net of related costs. Fair value of the preferred stock at date of issuance is based on the net proceeds received. The fair value of the Series B preferred stock was further reduced by the intrinsic value of the related contingent additional consideration.

     Any discount to the face amount of the mandatory redeemable preferred stock or additional reduction representing issuance costs is amortized over the period from the date of issuance to the mandatory redemption date.

     PREFERRED STOCK DIVIDENDS

     The Company accrues dividends on redeemable preferred stock.

     REVENUE RECOGNITION

     The Company recognizes revenue at the time products are shipped or services are rendered. Product shipments are supported by purchase orders from customers that indicate the price for each product. In the case of services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For fiscal 2002, 2001, and 2000 service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectibility from the customer. Reserves for returns and allowances are recorded against revenues based on management's estimates and historical experience.

     SHIPPING AND HANDLING COSTS

     The Company includes shipping and handling costs in the cost of products sold.

     STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in the primary financial statements and to provide the supplemental disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) (see Note 10--Mandatory Redeemable Convertible Stock and Stockholders' Equity).

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     CONCENTRATION OF CREDIT RISKS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers, does not generally require collateral or other security, and maintains an allowance for potential credit losses.

     SIGNIFICANT CUSTOMERS

     Customers that accounted for more than 10% of consolidated revenues are as follows:

                                                    YEAR ENDED
                                   JUNE 30,           JUNE 30,         JULY 1,
                                     2002              2001            2000
                                      ----              ----             ----
Customer A.......................      25  %              18 %            14 %
Customer B.......................      12                 12              16

     At June 30, 2002 and 2001 receivables from these customers represented 17% and 13% respectively, of total accounts receivable.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, and debt instruments. The carrying amounts of financial instruments other than the debt instruments are representative of their fair values due to their short maturities. The Company's principal long-term debt agreements bear interest at market rates; thus, management believes their carrying amounts approximate fair value. Management believes the carrying amount of the remaining loans is not materially different from estimated fair value.

     NET LOSS PER COMMON SHARE

     Net loss per common share attributed to common stockholders is based on the net loss for the period adjusted for dividend requirements on all preferred stocks and accretion during the period of discounts on mandatory redeemable preferred stock. The resulting net loss attributed to common stockholders is divided by the weighted average number of shares of common stock outstanding during the period to arrive at the basic net loss per share attributed to common stockholders. For all periods presented, the impact of the inclusion of potentially dilutive securities related to the assumed exercise or conversion of options and convertible securities was anti-dilutive.

     HEDGING ACTIVITIES

     The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), in its fiscal year beginning July 2, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. (See Note 7--Long-Term Debt.)

     RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACQUISITIONS

     During fiscal year ended June 30, 2002, the Company completed the acquisition of HV Technologies, Inc. (HV Technologies), a company located in Trenton, Georgia that manufactures polyimide and composite micro-tubing used in interventional and minimally invasive catheters, delivery systems and instruments. The total purchase price was approximately $19.1 million, including cash of $5.6 million, 4,000 shares of Series F stock valued at $3.6 million, and 824,255 shares of common stock valued at $9.9 million. The results of HVT are included in the Company's consolidated Statement of Operations from the date of acquisition and were not material.

     To help provide financing for the acquisition, the Company issued 6,000 shares of its 6% Series E preferred stock (the Series E preferred stock) and warrants to purchase an aggregate of 200,000 shares of its common stock. Although the Company had agreed that the total number of shares issuable upon exercise of the warrants would increase on each of the first five anniversaries of the date of issuance of the Series E Preferred Stock by an aggregate of 45,000 shares per year for each year that the Series E preferred stock remains outstanding, the Company had redeemed 4,065 shares of Series E preferred stock as of June 30, 2002 and, as a result, the warrants would be exercisable for an aggregate of 337,062 shares of common stock if the remaining 1,935 shares of Series E preferred stock were to remain outstanding for five or more years if the Series E preferred stock had remained outstanding for five or more years, the warrants would be exercisable for an aggregate of up to 425,000 shares). The Company recorded a discount of $1.8 million to the carrying value of the Series E preferred stock equal to the consideration allocated to the warrants.

     The Series E preferred stock and the Series F preferred stock accrue dividends at $60 per year during the first year from issuance, payable at the discretion of the Board of Directors, and at the rate of $160 per year on a retroactive basis after the first anniversary of issuance. The Company redeemed the Series F preferred stock and 4,065 shares of the Series E preferred stock in April 2002, at a price equal to $1,000 per share plus accrued and unpaid dividends.

     In connection with the Company's issuance of Series E preferred stock, the Company obtained the consent of the holders of its $20.0 million of Senior Subordinated Promissory Notes (Notes) to complete the acquisition of HV Technologies and changed some of the covenants to which the Company was subject under an agreement between the Company and those holders. At the same time, the Company agreed to increase by

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

$1.0 million the amount payable by the Company upon redemption of the Notes. As of April 2, 2002 the Company repaid all of the Notes, including the prepayment fees.

     The Company preliminarily allocated the purchase price as follows: $3.2 million for fair value of tangible assets acquired, net of liabilities assumed, and deferred taxes and $15.9 million for goodwill.

     During fiscal year ended June 30, 2001, the Company completed the acquisition of ACT Medical, Inc., a Massachusetts company with additional facilities in Santa Clara, California and a contract for production and assembly services in Navojoa, Mexico. The acquisition was completed by the issuance of 33,423 shares of 6% Series D cumulative convertible redeemable preferred stock, rollover of options for an additional 6,920 shares of Series D preferred stock, and cash payments of $1.0 million to stockholders electing to receive cash instead of stock. The rollover of options represented replacement of outstanding options to purchase the common stock of ACT Medical that had been issued under a plan sponsored by ACT Medical with options to purchase the Series D preferred stock of the Company. The fair value of the options to purchase the Series D preferred stock of the Company of $3.4 million was included in the purchase price, and the intrinsic value related to the unvested options was recorded as unearned compensation. The acquisition was recorded using the purchase method of accounting, and the operating results are included in the Company's consolidated statements of operations since the date of acquisition (December 30, 2000). The total purchase price was allocated as follows (in thousands):

Fair value of tangible assets acquired, net of liabilities
   assumed, and deferred taxes...................................     $    1,649
Identifiable intangible assets, net of deferred taxes............          3,648
Goodwill.........................................................         28,440
                                                                      ----------
                                                                      $   33,737
                                                                      ==========

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the fiscal period (in thousands, except per share):

                                                                 YEAR ENDED
                                                       -------------------------
                                                         JUNE 30,       JULY 1,
                                                           2001           2000
                                                       -----------    ----------
Net revenues.........................................  $  141,248     $ 116,298
Loss before taxes....................................     (20,750)       (5,395)
Net loss.............................................     (20,820)       (5,408)
Net loss attributed to common stockholders...........     (31,825)      (16,385)
                                                       -----------    ----------
Net loss per share attributed to common stockholders.  $    (6.06)    $   (3.54)
                                                       ===========    =========



     During fiscal year ended July 1, 2000, the Company completed the following acquisitions:

                                                                     SHARES OF       FAIR VALUE       LOCATION OF
COMPANY                                                CASH         COMMON STOCK      OF SHARES       OPERATIONS
-------                                            -------------    ------------     ----------       -----------

                                                   (IN THOUSANDS                    (IN THOUSANDS
Tenax...........................................   $       7,700           50,000   $         375   Connecticut
Apex Engineering, Inc...........................           1,954          236,950           1,777   Massachusetts
Thermat Precision Technology, Inc...............           4,045          500,000           3,750   Pennsylvania
                                                   -------------                    -------------
                                                   $      13,699                    $       5,902
                                                   =============                    =============

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     The cash amounts reflected above include payments to the former owners and the payoff of certain debt at acquisition. Costs incurred with the acquisitions totaled approximately $1.8 million.

     The total purchase consideration does not reflect contingent consideration related to earn-out arrangements included in the Apex Engineering, Inc. (Apex) Purchase Agreement. The Apex Purchase Agreement provides for a post-closing adjustment whereby additional contingent consideration would be payable to Apex (as defined in the Apex Purchase Agreement). The Company has determined that there is no additional earn-out consideration to be paid.

     A summary of the combined purchase price allocations for the acquisitions in fiscal 2000 is as follows (in thousands):

Fair value of tangible assets acquired, net of liabilities
  assumed and deferred taxes....................................   $     13,724
Identified intangible assets, net of deferred taxes.............          1,222
Goodwill........................................................          6,484
                                                                   ------------
                                                                   $     21,430
                                                                   ============

     During fiscal 2001, the Company finalized its purchase price allocations related to the acquisitions made in 2000. In conjunction with the final allocations, approximately $4.5 million was reclassified from goodwill to identifiable intangibles.

4.   INVENTORIES

     Inventories consist of the following (in thousands):


                                                          JUNE 30,      JUNE 30,
                                                            2002        2001
                                                         ----------   ----------
Raw materials......................................      $   10,638   $    6,287
Work in progress...................................           6,529        5,051
Finished goods.....................................           3,336        2,012
                                                         ----------   ----------
Total..............................................      $   20,503   $   13,350
                                                         ==========   ==========

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

5.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consists of the following (in thousands):

                                          ESTIMATED
                                         USEFUL LIVES    JUNE 30,      JUNE 30,
                                            (YEARS)        2002          2001
                                         ------------   ----------    ----------
Land..................................                  $      169    $      198
Buildings and improvements............       1 to 20            46         1,987
Leasehold improvements................       2 to 20         6,320         3,173
Machinery and equipment...............       3 to 15        39,796        35,530
Furniture and fixtures................        1 to 7         6,136         4,011
Automobiles...........................        2 to 3            82            86
Software..............................        3 to 8           626           602
Construction in progress..............                       6,410         5,176
                                                        ----------    ----------
Total.................................                      59,585        50,763
Less accumulated depreciation and
  amortization........................                    (17,540)      (11,890)
                                                        ----------    ----------
Net property, plant, and equipment....                  $   42,045    $   38,873
                                                        ==========    ==========

As of June 30, 2002 capital leases of $1.9 million were included in machinery and equipment.

6.   GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

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

     The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Amounts previously recorded as separately identifiable intangibles for acquired work force and customer base have been subsumed to goodwill in accordance with FAS 141, increasing goodwill by $34.6 million as of the date of adoption. Effective with the July 1, 2002 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The transitional test conducted in connection with the adoption of FAS 142 and the annual impairment test, performed as of the beginning of the Company's fourth quarter resulted in no impairment being required.

     Goodwill and other identifiable intangible assets resulting from acquisitions of businesses and the formation of the Company consist of the following (in thousands):

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                    JUNE 30,           JUNE 30,
                                                     2002               2001
                                                 ------------        ----------

Goodwill........................................ $    125,783        $   67,268
Less accumulated amortization...................      (12,670)           (5,058)
                                                 ------------        ----------
                                                 $    113,113        $   62,210
                                                 ============        ==========
Other identifiable intangibles:
      Customer base............................. $          -        $   39,155
      Acquired workforce........................            -             3,437
      Patents and intellectual properties.......        4,383             4,383
      Covenants not to compete..................          476               476
                                                 ------------        ----------
                                                        4,859            47,451
Less accumulated amortization...................         (767)           (8,416)
                                                 ------------        ----------
                                                 $      4,092        $   39,035
                                                 ============        ==========

     The increase in goodwill and decrease in customer base and acquired workforce at June 30, 2002, results from the adjustment to subsume those intangibles into goodwill in accordance with FAS 142.

     With the adoption of FAS 142, the Company ceased amortization of goodwill as of July 1, 2001. The following table presents the results of the Company for all periods presented on a comparable basis (in thousands, except per share data):


                                                                  FISCAL YEAR ENDED
                                                  --------------------------------------------------
                                                      JUNE 30,         JUNE 30,         JULY 1,
                                                       2002             2001             2000
                                                  ---------------   ---------------  ---------------
Net loss attributed to common
   stockholders, as reported...............       $     (38,766)    $     (29,145)   $     (14,380)
Add back goodwill, workforce, and customer
   base amortization (net of tax)..........                  --             5,268            4,211
                                                  ---------------   ---------------  ---------------
Adjusted net loss attributed to common
   stockholders............................       $     (38,766)    $     (23,877)   $     (10,169)
                                                  ===============   ===============  ===============
Basic and diluted net loss per share:
      Net loss attributed to common
         stockholders, as reported.........       $       (3.50)    $       (5.55)   $       (3.10)
      Goodwill, workforce, and customer
         base amortization (net of tax)....                  --              1.00             0.91
                                                  ---------------   ---------------  ---------------
Adjusted net loss attributed to common
   stockholders............................       $       (3.50)    $       (4.55)   $       (2.19)
                                                  ===============   ===============  ===============


     The estimated amortization expense for the intangible assets for each of the five fiscal years subsequent to June 30, 2002 is approximately $0.4 million per year.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

7.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):


                                                                 JUNE 30,          JUNE 30,
                                                                   2002              2001
                                                              -------------    -------------
Notes Payable..............................................   $     40,000     $          -
A Term Loan................................................              -           19,000
B Term Loan................................................              -           39,200
Senior Subordinated Notes..................................              -           20,000
Acquisition Loans..........................................              -           13,413

Other......................................................          1,906              612
                                                              -------------    -------------
                                                                    41,906           92,225
Less:
   Unamortized discount on Senior Subordinated Notes.......              -           (2,681)
   Current portion.........................................         (5,939)          (7,215)
                                                              -------------    -------------
                                                              $     35,967     $     82,329
                                                              =============    =============

     CREDIT AGREEMENT

     Concurrent with receipt of funds from the Company's initial public offering
(IPO) on April 2, 2002, the Company repaid the entire $66.3 million outstanding under its former senior credit facility and the entire $21.4 million outstanding (including a $1.4 million pre-payment fee) under its former Senior Subordinated Notes. The Company also entered into a new senior credit facility that provides it with a $25.0 million revolving credit facility, a $40.0 million term loan and a $20.0 million acquisition line term loan. The acquisition line term loan is available to finance an acquisition by the end of September 2002 that is approved by the Company's lenders. All loans under the new senior credit facility will mature on April 12, 2007. As a result of repaying our former senior subordinated debt the Company recognized extraordinary losses of $6.9 million, consisting of a $5.5 million write-off of unamortized financing costs and discount and a $1.4 million prepayment fee. The Company also recognized a non-recurring charge of $1.9 million for terminating the interest rate swap agreements.

     During the twelve months ending March 31, 2003, the Company will be required to make an aggregate annual payment of principal under the term loan of $4.0 million payable in three installments. During the years ending March 31, 2004, 2005, 2006 and 2007, the Company will make aggregate annual payments of $6.0 million, $8.0 million, $10.0 million and $12.0 million, respectively, payable in quarterly installments. During the year ending March 31, 2003, the Company will also be required to make an annual payment of 15% of any original principal that it may borrow under our acquisition line. In addition under the Company's acquisition line, future annual payments of 20%, 30% and 35% of any original principal borrowed payable in quarterly installment during the years ending March 31, 2004, 2005, 2006 and 2007, respectively, are required. The Company paid costs and fees of $2.1 million to enter into the new senior credit facility.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     At the Company's option, interest rates applicable to loans under its new senior credit facility will be either:

     o The greater of the bank's prime rate plus a margin, which depends upon the Company's leverage ratio, ranging from zero to 125 basis points, or the federal funds rate plus 50 basis points plus the same margin; or

     o LIBOR plus a margin, which depends upon our leverage ratio, ranging from 175 to 300 basis points.

     The Company has entered into an interest rate cap agreement to protect against interest rate fluctuations with respect to 50% of the term loans outstanding under its new senior credit facility. This agreement, executed with a highly-rated financial counter-party, requires the counter-party to make payments to be made to the Company in the event that a reference floating rate index exceeds an agreed upon fixed rate. The impact of the agreement on the financial statements was not significant at June 30, 2002.

     The senior credit facility contains affirmative and negative covenants and limitations, including, but not limited to, required minimum coverage of the Company's obligations to pay interest and incur fixed charges, restrictions on its ability to pay dividends, make other payments and enter into sale transactions, limitations on liens, limitations on its ability to incur additional indebtedness and agreements that the Company use excess cash on hand and proceeds from future equity issuances to pay down its senior credit facility. In addition to the requirements that it obtain the consent of the lenders under its senior credit facility to borrow under the $20.0 million acquisition line, the Company also needs their consent to make any other acquisition in which it pays more than $10.0 million (including more than $5.0 million in cash, deferred payments and the assumption of debt) or to pay more than $20.0 million (including more than $10.0 million in cash, deferred payments and the assumption of debt) for all of the acquisitions that the Company completes during any fiscal year.

     The senior credit facility is secured by all of the Company's assets and contains various events of default, including, but not limited to, defaults upon the occurrence of a change of control of the Company and defaults for non-payment of principal interest or fees, breaches of warranties or covenants, bankruptcy or insolvency, ERISA violations and cross-defaults to other indebtedness.

     Maturities of long-term debt outstanding at June 30, 2002, are summarized by fiscal year as follows (in thousands):

2003................................................    $       5,939
2004................................................            6,957
2005................................................            8,865
2006................................................           10,876
2007................................................            9,269
Thereafter..........................................                -
                                                        -------------
                                                        $      41,906
                                                        =============

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

8.   RELATED-PARTY TRANSACTIONS

     CLOSING FEES AND MANAGEMENT FEES

     The Company had entered into management services agreements (MSAs) with entities associated with certain of the Company's directors and stockholders whereby the Company paid fees plus reimbursement of out-of-pocket expenses for management services rendered. Fees incurred for the years ended June 30, 2002, June 30, 2001 and July 1, 2000 totaled $1.5 million, $1.7 million, and $1.5 respectively. In addition, pursuant to the MSAs, the Company paid fees based on a percentage of the aggregate consideration of each future business acquisition, plus reimbursement of out-of-pocket expenses. Such fees and expenses totaled $0.3 million, $0.6 million, and $0.5 million relating to the acquisitions made in the years ended June 30, 2002, June 30, 2001, and July 1, 2000 , respectively. As of April 2002 all MSA's were terminated.

     REAL ESTATE LEASES

     Certain of the Company's subsidiaries lease their facilities from related parties. Total rent expense under these for the years ended June 30, 2002, June 30, 2001 and July 1, 2000 was approximately $0.6 million, $0.7 million, and $1.1 million, respectively. Future minimum lease commitments at June 30, 2002 in connection with these related-party leases are approximately $0.6 million per year with a total future commitment of $4.9 million.

9.   INCOME TAXES

     The income tax benefit (expense) consists of the following (in thousands):

                                                         YEAR ENDED
                                            ------------------------------------
                                              JUNE 30,    JUNE 30,     JULY 1,
                                                2002        2001        2000
                                            ---------     --------    ----------
 Current:
       Federal............................  $    208      $    --     $     --
       State..............................       (90)         (70)         (150)
                                            ---------     --------    ----------
                                                 118          (70)         (150)
 Deferred:
       Federal............................        --           --           599
       State..............................        --           --            86
                                            ---------     --------    ----------
                                                  --           --           685
                                            ---------     --------    ----------
                                            $    118      $   (70)    $    (535)
                                            =========     ========    ==========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                                                  JUNE 30,     JUNE 30,     JULY 1,
                                                                                    2002         2001        2000
                                                                                ------------  ----------   ----------
Deferred tax assets:
      Organization costs........................................................$       889  $   1,798    $    2,337
      Nondeductible reserves and current liabilities............................        900      1,335           621
      Restructuring reserve.....................................................      1,330      3,704            --
      Net operating loss carryforwards..........................................     16,838      8,708         4,145
      Valuation reserve.........................................................    (12,805)    (6,147)       (1,853)
                                                                                ------------  ----------   ----------
            Total deferred tax assets...........................................      7,132      9,398         5,250
Deferred tax liabilities:
      Identified intangible assets..............................................     (1,450)    (6,187)       (3,275)
      Property, plant, and equipment............................................     (1,666)    (1,530)         (433)
      Goodwill..................................................................     (4,013)    (1,662)       (1,542)
      Other.....................................................................         (3)       (19)           --
                                                                                ------------  ----------   ----------
            Total deferred tax liabilities......................................     (7,132)    (9,398)       (5,250)
                                                                                ------------  ----------   ----------
Net deferred tax liabilities....................................................$        --   $      --    $       --
                                                                                ============  ==========   ===========




     The Company has U.S. net operating loss carryforwards of approximately $42.0 million which expire at different times beginning in 2019 and extending through 2022.

     A reconciliation between the income tax benefit computed at the federal statutory rate and the recorded income tax benefit (expense) is as follows (in thousands):

                                                                       JUNE 30,          JUNE 30,            JULY 1,
                                                                         2002              2001               2000
                                                                     -----------        -----------        ----------
Income tax benefit computed at the federal statutory rate.......     $    2,698         $    6,785         $   2,300
State income taxes, net of federal benefit......................            315                899               178
Restructuring reserve, portion not deductible for tax purposes..             --               (882)               --
Amortization of goodwill, not deductible for tax purposes.......             --               (401)             (153)
Valuation reserve...............................................         (3,108)            (6,462)           (1,853)
Other...........................................................            213                 (9)               63
                                                                     -----------        -----------        ----------
Income tax benefit (expense)....................................     $      118         $      (70)        $     535
                                                                     ===========        ===========        ==========

10.  MANDATORY REDEEMABLE CONVERTIBLE STOCK AND STOCKHOLDERS' EQUITY

     MANDATORY REDEEMABLE CONVERTIBLE STOCK

     Series B

     On March 30, 1999, the Company sold 300,000 shares of 6% Series B Cumulative Convertible Redeemable Preferred Stock (the Series B preferred stock), $0.01 par value per share, for cash in a private placement. On May 14, 1999, the Company sold an additional 32,728 shares for cash in a private placement.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

All Series B preferred stock were converted in connection with the Company's IPO on March 27, 2002. As a result of the conversion, the Company paid $4.8 million in accrued dividends.

     Series C

     On October 24, 2000, the Company sold 40,000 shares of 6% Series C Cumulative Convertible Redeemable Preferred Stock (the Series C preferred stock), $0.01 par value per share, for cash in a private placement. On April 18, 2001, the Company sold an additional 300 shares for cash in a private placement. In addition to the shares purchased at a price of $1,000 per share, each purchaser also received an option to purchase an additional .2857 shares at a price of $1,000 per share for each share acquired. The option was exercisable prior to or coincident with the earlier to occur of (i) a qualified public offering (as defined) and (ii) October 24, 2001. The options were not exercised and expired on October 24, 2001. All Series C preferred stock were converted in connection with the Company's IPO on March 27, 2002.

     In connection with the Company's initial public offering, our Series C preferred stock converted into a number of shares of our common stock based upon the initial public offering price of our common stock. The Company's net loss for the fiscal year ending June 30, 2002 therefore reflects a deemed preferred stock dividend of approximately $21.3 million for the value of the additional shares of our common stock issued to the holders of our Series C preferred stock upon conversion and to reflect the beneficial conversion feature.

     Series D

     In conjunction with the acquisition of ACT Medical, Inc. (see Note 3), the Company issued 33,423 shares of 6% Series D Cumulative Convertible Redeemable Preferred Stock (the Series D preferred stock), $0.01 par value per share, and rolled over options for an additional 6,920 shares of Series D preferred stock. All Series D preferred stock were converted in connection with the Company's IPO on March 27, 2002.

     OTHER PREFERRED AND COMMON STOCK

     Series A

     On March 30, 1999, the Company issued 37,440 shares of Series A Preferred Stock (the Series A preferred stock), $.01 par value per share, in connection with the acquisition of businesses (see Note 3--Acquisitions). In addition, the Company also issued 600 shares of Series A preferred stock to key employees of an acquired company in conjunction with the acquisition. The fair value of these shares totaled approximately $201,000 and was included in the Company's organization and start-up costs in the period ended July 3, 1999. Subsequent to March 30, 1999, the Company sold an additional 330 shares of Series A preferred stock to key employees for cash at fair value as determined at March 30, 1999. All Series A preferred stock were converted in connection with the Company's IPO on March 27, 2002.

     Series Z

     On March 30, 1999, the Company sold 65,000 shares of Series Z Convertible Nominal Value Redeemable Preferred Stock (the Series Z preferred stock), $0.01 par value per share, for cash in a private placement (see Note 7--Long-Term
Debt). The Series Z preferred stock had no dividend rights and was senior only to the common stock with respect to rights on liquidation. The Series Z preferred stock was convertible at the option of the holder into common stock at any time. The initial conversion rate was one

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES share of Series Z preferred stock for 10 shares of common stock, subject to anti-dilution provisions. All Series Z preferred stock were converted in connection with the Company's IPO on March 27, 2002.

     Series E

     On January 4, 2002, the Company issued 6,000 shares of its 6% Series E Preferred Stock (the Series E preferred stock), $.01 par value per share, for cash in a private placement (see Note 3--Acquisitions). The Series E preferred stock accrues dividends at $60 per year during the first year from issuance, payable at the discretion of the Board of Directors, and at the rate of $160 per year on a retroactive basis after the first anniversary of issuance. During April 2002, there were 4,065 of the Series E preferred stock redeemed for $1,000 per share plus accumulated dividends. As of June 30, 2002 there were 1,935 shares of Series E preferred stock issued and outstanding.

     Common Stock

     On April 14, 1998, the Company was incorporated with the sale of 100 shares of common stock at $1 per share. In February 1999, an additional 65 shares were sold to individuals at $1,000 per share. On March 30, 1999, in conjunction with the acquisitions and the commencement of business operations, the stock was split 2,209-for-1 (adjusting the pre-split shares to 363,594 shares) and an additional 38,706 shares were sold for cash to existing stockholders. The amount paid for the common stock was based on fair value. Also on March 30, 1999, 42,500 shares of common stock were issued in connection with the acquisition of a business (see Note 3--Acquisitions). In January 2000, the Company's common stock was split 10-for-1 and all share references to common stock have been adjusted to give effect to the split. The adjusted post-split outstanding common shares was 4,448,000.

     On March 27, 2002, the Company commenced its initial public offering ("IPO") in which it initially sold 8,340,000 shares of common stock at a price of $12.00 per share. The net proceeds of the IPO, which the Company received on April 2, 2002, after deducting underwriting discounts, were approximately $93.1 million. The Company used these proceeds to pay down senior debt in the amount of $66.3 million, extinguish senior subordinated debt in the amount of $21.4 million (including a $1.4 million pre-payment fee), redeem Series E preferred stock in the amount of $4.1 million (including dividends), redeem Series F preferred stock in the amount of $4.1 million (including dividends), pay accrued and unpaid dividends on Series B preferred stock in the amount of $4.8 million and to pay fees under service agreements with Kidd & Co. and Whitney Mezzanine Management Company. The Company also incurred approximately $2.0 million in other expenses related to the IPO. Additionally, in April 2002, the Company's underwriters exercised their option to purchase an additional 1,251,000 shares of common stock at $12.00 per share, with 926,000 shares sold by the Company and 325,000 shares sold by two stockholders. This resulted in additional net proceeds, which the Company received on April 17, 2002, of $10.3 million after deducting underwriting discounts.

     Upon consummation of the IPO all shares of the Company's Series A, Series B, Series C, Series D and Series Z preferred stock converted to common stock. The conversion amounts were as follows:

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

          Series A............................................1,918,500
          Series B............................................3,327,279
          Series C............................................3,934,870
          Series D............................................1,769,549
          Series Z..............................................650,000
          Series C Warrant........................................2,916

     ACCUMULATED UNPAID DIVIDENDS

     Dividends accumulated and unpaid on the Series E preferred stock through June 30, 2002 were $27,000. No dividends may be paid on the common stock until accumulated unpaid dividends are paid on the preferred stock. The accumulated and unpaid dividends of the Series E preferred stock are accrued and have been added to the carrying value of the stock with an offsetting charge to accumulated deficit. Dividends are only required to be paid on the Series E preferred stock upon a liquidation or redemption.

     STOCK OPTIONS

     The Company has reserved 4,430,000 shares of its common stock for issuance to directors, officers, employees, and consultants under the 1999 Stock Plan (the Plan). The table below shows the activity in the Plan:

                                                                                                    WEIGHTED AVERAGE
                                                                 OPTIONS             SHARES              INITIAL
                                                               OUTSTANDING          RESERVED          EXERCISE PRICE
                                                              -------------        ------------     ----------------
Balance at July 3, 1999...............................             945,720             804,280
      Reserved........................................             840,459            (804,459)            14.57
      Granted.........................................            (345,109)            345,109             12.07
                                                              -------------        ------------


Balance at July 1, 2000...............................           1,441,070             308,930
      Reserved........................................                  --           1,680,000
      Granted.........................................           1,555,660          (1,555,660)            17.13
      Exercised.......................................             (20,308)                 --             13.99
      Canceled........................................            (401,038)            401,038             14.40
                                                              -------------        ------------
Balance at June 30, 2001..............................           2,575,384             834,308             15.54
      Reserved........................................                  --           1,000,000
      Granted.........................................             739,624           (739,624))            16.96
      Exercised.......................................                (400)                 --             12.00
      Canceled........................................            (461,996)            461,996             17.58
                                                              -------------        ------------
Balance at June 30, 2002..............................           2,852,612           1,556,680   $         15.58
                                                              =============        ============

     The options outstanding at June 30, 2002 include 567,607 options with an initial exercise price of $11.62-$13.20 per share, 341,535 options with an initial exercise price of $14.00-$15.40 per share, 657,857 options with an exercise price of $15.94-$16.25 per share, 1,081,113 options with an exercise price of $17.00-$18.63 per share, and 204,500 options with an exercise price of $20.00 per share. Options granted through June 30, 2002 are exercisable for 10 years from date of grant and vest 25% each year. The initial exercise price of the options applies to the options vesting at the first anniversary date. The exercise price remains fixed for all options except for options granted prior to the year ended July 30, 2001, excluding

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES grants at $16.24 in the fiscal year ended July 1, 2000 which are fixed, when vesting at the second, third, and fourth anniversary dates have exercise prices equal to 110%, 121%, and 133.1%, respectively, of the initial exercise price of the options. There were 592,784 options outstanding with an initial exercise price between $12.00-$16.00 per share and 504,040 options outstanding with an initial exercise price between $16.24 and $20.00 per share that were fully vested and exercisable at June 30, 2002. The weighted average grant date fair values of options to purchase common stock granted in fiscal years 2002 and 2001 were $16.96 and $17.13, respectively.

     As permitted under SFAS No. 123, the Company has not recognized compensation expense for the theoretical value of its options at the grant date. In determining the fair value of options granted, the Company used the minimum value option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.5%; dividend yield of zero; and an expected option life of four years. Had compensation cost for the Company's stock option plan been based on the fair value of options at the grant date amortized over the vesting period, the Company's pro forma net loss attributed to common stockholders and net loss per share attributed to common stockholders would have been:

                                                                           2002           2001          2000
                                                                           ----           ----          ----
Pro forma net loss attributed to common stockholders..................  $   (39,788)   $   (29,627)  $   (14,384)
Pro forma net loss per share attributed to common stockholders........  $     (3.59)   $     (5.64)  $     (3.10)

     The Company also has 210,700 options outstanding that were assumed in connection with the ACT Medical acquisition (see Note 3 - Acquisitions).

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     RESERVED SHARES OF COMMON STOCK

     The Company has reserved the following shares of common stock as of June 30, 2002:

1999 Stock Plan..............................................        4,409,292
Series E Warrants............................................          200,000
Series D Options.............................................          210,700
                                                              -----------------
    Total....................................................        4,819,992
                                                              =================

11.  EMPLOYEE BENEFITS

     401(K) PLANS

     Certain of the Company's subsidiaries offer their qualified employees the opportunity to participate in defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. During the year ended July 1, 2000, the Company implemented a company-wide plan and, during the current year, all plans were consolidated into it.

     Expenses recorded by the Company with respect to 401(k) plans for the years ended June 30, 2002, June 30, 2001 and July 1, 2000 were $1.6 million, $0.6 million, and $0.9 million respectively.

12.  LEASES

     The Company has operating leases relating principally to its buildings. Total rent expense for the for the years ended June 30, 2002, June 30, 2001, and July 1, 2000 (including amounts to related parties--see Note 8--Related-Party Transactions) was approximately $2.5 million, $3.5 million and $2.0 million, respectively. Future minimum lease commitments at June 30, 2002, for leases with initial or remaining terms of more than one year, including amounts due to related parties, are summarized by fiscal year as follows (in thousands):

2003..............................................     $      2,443
2004..............................................            2,044
2005..............................................            1,754
2006..............................................            1,381
2007..............................................            1,175
Thereafter........................................            4,871
                                                      ---------------
                                                       $     13,668
                                                      ===============

13.  RESTRUCTURING CHARGE

     In June 2001, the Company completed a strategic review of its manufacturing operations and support functions. Based on this review and with approval of the Board of Directors, management began actions to eliminate redundant facilities and recorded a restructuring charge of $11.5 million.

     Information relating to the restructuring charges is as follows (in millions):

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                                              INCURRED       BALANCE
                                                                                              THROUGH           AT
                                                               INITIAL                        JUNE 30,       JUNE 30,
                                                               ACCRUAL        RECLASS           2002           2002
                                                             -----------   --------------   ------------   ------------
Impairment of goodwill and other intangibles..............   $       3.6   $          --    $        3.6   $         --
Impairment of property, plant and equipment...............           1.9             1.4             3.3             --
Employee termination benefits.............................           3.8            (0.8)            1.1            1.9
Other direct costs........................................           2.2            (0.6)            1.1            0.5
                                                             -----------   --------------   ------------   ------------
                                                             $      11.5   $          --    $        9.1   $        2.4
                                                             ===========   ==============   ============   ============


     Certain of the Company's manufacturing facilities operate with excess capacity. Based on the evaluation of the unique and common characteristics of the various facilities, management determined that it could achieve overall cost savings by closing three of the facilities, thus improving capacity utilization and efficiency of the remaining facilities. Criteria in this evaluation included: current capacity utilization; uniqueness of manufacturing capabilities; current operating costs; difficulty and cost associated with relocation and revalidation of key processes and equipment; and customer supply requirements. Facilities at Danbury, Connecticut, Pittsfield, Massachusetts, and East Longmeadow, Massachusetts were identified to be closed or sold with production absorbed into existing facilities in Pennsylvania, Minnesota, New Hampshire, and Mexico. During fiscal 2002 the Company sold the Pittsfield and East Long Meadows facilities. The Company expects that the Danbury facility will be closed by February 2003.

     Because management expected that it would not retain all of the customers served by these three facilities, a portion of the customer base intangible asset ($0.5 million) was written off as well as the entire remaining acquired workforce intangible for each facility ($0.5 million). In addition, because management believes the residual goodwill recorded at each acquisition was significantly related to the local operations, it concluded that goodwill was impaired by the closure of the facilities and wrote off the related goodwill ($2.6 million). Other recorded charges related to the restructuring include employee termination benefits expected to be paid based on the Company's announced termination benefits policy ($1.8 million), costs of plant and equipment not expected to be recovered ($3.3 million), and other exit costs ($1.6 million), including costs related to lease terminations, facilities restoration, equipment dismantlement and disposal, legal costs, and other costs. Costs related to realignment of leadership positions in the corporate support organization also were accrued at June 30, 2002 ($1.2 million). A reclass in the allocation of the reserve as shown in the table above was a result of selling the Pittsfield and East Longmeadow facilities as opposed to closing them.

     Employee termination benefits consist of payments to employees based on the Company's severance policy of two weeks pay for each year of credited service with a minimum of six weeks payment and outplacement consultation services. The $1.8 million accrual for employee termination benefits was based on approximately 225 individuals estimated to be affected, actual credited service, and actual compensation. The $1.2 million accrual for corporate management severance benefits included salary continuation, outplacement consultation services and legal cost for seven individuals employed by the Company's corporate headquarters operations whose positions were eliminated as a result of the Company-wide restructuring. The charge for other direct costs which aggregated $1.6 million was comprised of estimated costs for (1) lease terminations, real estate taxes and property insurance of $0.5 million, (2) plant shut down costs and restoration of facilities to pre-lease conditions of $0.5 million, (3) dismantlement and disposal of obsolete equipment of $0.3 million, (4) legal costs of $0.2 million and (5) other related shut down costs of $0.1 million.

     The expected payment of all accrued costs as of June 30, 2002 is as follows:

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                 QUARTERS ENDING
                                               SEPTEMBER 29,   DECEMBER 29,     MARCH 30,
                                                   2002           2002           2003         TOTAL
                                                   ----           ----           ----         -----

Employee termination benefits..............    $        0.8    $       0.7    $      0.4  $       1.9
Other direct cost..........................             0.2            0.2           0.1          0.5
                                               ------------    -----------    ----------  -----------
Total......................................    $        1.0    $       0.9    $      0.5  $       2.4
                                               ============    ===========    ==========  ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

     The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated herein by reference to such information, which will be contained in our definitive proxy statement relating to our 2002 annual meeting of stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.    CONTROLS AND PROCEDURES

     Item 14 has been omitted pursuant to the transition provisions of Exchange Act Release No. 34-46427.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K

     1.   Financial statements:

     All financial statements are filed in Part II of this report under Item 8 -- "Financial Statements and Supplementary Data."

     2.   Financial statement schedules:

     Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2002.

     All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements and notes thereto in Item 8 above.

                                                                    SCHEDULE II

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                              Balance        Charged                                        Balance
                                              at             to Costs       Charged to                      at End
                                              Beginning      and               Other                        of
                                              of Period       Expense        Accounts        Deductions      Period
                                              -----------    -----------    ------------     -----------    ---------

Year ended June 30, 2002:
     Deduct from asset accounts:
     Allowance for doubtful accounts......          $596           $530              --           $(480) (1)    $646


Year ended June 30, 2001:
     Deduct from asset accounts:
     Allowance for doubtful accounts......          $427           $101            $295  (2)     $(227)  (1)    $596

Year ended July 1, 2000:
     Deduct from asset accounts:
     Allowance for doubtful accounts......          $249            $75            $116  (2)      $(13)  (1)    $427


-------------
(1)  Deductions were for write-offs against the allowance.
(2)  Represents allowances from acquired companies.

     3.   Exhibits:

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. We will furnish copies of the exhibits for a reasonable fee (covering the expense of furnishing copies) upon request:

     EXHIBIT
     NUMBER                               DESCRIPTION
     ------                               -----------
       2.1 Asset Purchase Agreement dated December 18, 1998 among the registrant, Brimfield Acquisition Corp., Brimfield Precision, Inc. and Image Guided Technologies, Inc. (incorporated by reference to
              Exhibit 2.1 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.2 Asset Contribution and Exchange Agreement dated January 25, 1999 among the registrant, Kelco Acquisition LLC, Kelco Industries, Inc., Paul D. Kelly, individually and as trustee of the Paul D. Kelly 1997 Annuity Trust, and Wayne A. Kelly (incorporated by reference to Exhibit 2.2 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.3 Stock Contribution and Exchange Agreement dated March 11, 1999 among the registrant, MedSource Technologies, LLC, Laurence S. Derose, as Special Trustee of the Laurence S. Derose Trust, Barbara M. Derose, as Trustee of the BMD Irrevocable Trust of 1998, Jeffrey L. Derose, as Trustee of the Jeffrey L. Derose Irrevocable Trust and Kevin L. Derose, as Trustee of the Kevin L. Derose Irrevocable Trust (incorporated by reference to Exhibit 2.3 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.4 Asset Contribution and Exchange Agreement dated March 22, 1999 among the registrant, Hayden Acquisition LLC, W.N. Rushwood, Inc., d/b/a/ Hayden Precision Industries, William H. Heywood, William B. Heywood, Nancy A. Heywood, individually and as trustee of the Trust for the benefit of Michele Lynn Dunbar, and Michele Lynn Dunbar, as trustee of the Trust for the benefit of Michele Lynn Dunbar (incorporated by reference to Exhibit 2.4 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.5 Stock Contribution and Exchange Agreement dated March 22, 1999 among the registrant, MedSource Technologies, LLC, Peter J. Neidecker, Peter J. Neidecker Limited Partnership, Peter C. Neidecker Irrevocable Trust, Sally N. Morris and Sylvia N. Coors (incorporated by reference to Exhibit 2.5 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.6 Asset Contribution and Exchange Agreement dated March 24, 1999 among the registrant, Portlyn Acquisition LLC, Portlyn Corporation, David E. Porter, Ronald V. Porter, Ronald V. Porter Amended and Restated Revocable Trust d/t/d 9/7/95, Porter Family 1997 Irrevocable Trust d/t/d 7/8/97 and Shirley J. Porter Amended and Restated Revocable Trust d/t/d 9/7/95 (incorporated by reference to Exhibit 2.6 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.7 Asset Contribution and Exchange Agreement dated as of March 24, 1999 among the registrant, The MicroSpring Company, LLC, The MicroSpring Co., Inc., George Fowle, William S. Hodgson, Paul J. Dobson, James F. Marten, David G. Lubrano, Katherine Griswold, Mary Dashiell, Julie Parsons, Donald E. Milley, Louisa J. Dekkers, Joseph Keller, Robert F. Coughlin, Benjamin B. Brock, Patricia A. Van Blarcom, William T. McDonough, Kevin K. Gee, Carmine Sammarco and In Sup Choi, M.D. (incorporated by reference to Exhibit 2.7 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)

     EXHIBIT
     NUMBER                               DESCRIPTION
     ------                               -----------
       2.8 Asset Purchase Agreement dated as of January 11, 2000 by and among the registrant, Bespak Inc., Tenax Corporation and Tenax, LLC (incorporated by reference to Exhibit 2.8 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.9 Agreement and Plan of Merger dated January 31, 2000 among the registrant, A.P.X. Acquisition Corp., Apex Engineering, Inc., Donald R. Rochelo and Donna L. Rochelo (incorporated by reference to Exhibit 2.9 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.10 Agreement and Plan of Merger dated May 15, 2000 among the registrant, Thermat Acquisition Corp., Thermat Precision Technology, Inc., Thomas J. Roche and Karl Frank Hens (incorporated by reference to Exhibit 2.10 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.11 Agreement and Plan of Merger dated as of December 8, 2000 among the registrant, ACT Acquisition Corp., ACT Medical, Inc., The Tolkoff Family Limited Partnership and M. Joshua Tolkoff (incorporated by reference to Exhibit 2.11 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       2.12 Agreement and Plan of Merger dated December 31, 2001 among the registrant, MedSource Trenton, Inc., HV Technologies, Inc. and Rudolph E. Carlson (incorporated by reference to Exhibit 2.12 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       3.1 Form of registrant's restated certificate of incorporation (incorporated by reference to Exhibit 3.1 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       3.2 Form of registrant's amended and restated bylaws (incorporated by reference to Exhibit 3.2 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       4.1 Specimen certificate representing the registrant's common stock (incorporated by reference to Exhibit 4.1 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       4.2 Credit Agreement among the registrant, MedSource Technologies, LLC, the domestic subsidiaries of the registrant from time to time party thereto, the lenders party thereto, First Union National Bank, as administrative agent, and First Union Securities, Inc., as lead arranger (incorporated by reference to Exhibit 4.2 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.1 Registration Rights Agreement dated as of March 30, 1999 among the registrant, William J. Kidd, Carla G. Kidd, Edward R. Mandell, as Trustee under the Catherine M. Kidd Trust, Edward R. Mandell, as Trustee under the Cara E. Kidd Trust, Edward R. Mandell, as Trustee under the Thomas C. Kidd Trust, Clarice E. Webb, John P. Neafsey, Richard J. Effress, Andrew D. Lipman, Adam D. Lehrhoff, John C. Hertig, William Altieri, J.H. Whitney Mezzanine Fund, L.P., Whitney Strategic Partners, III, L.P., J.H. Whitney III, L.P. and German American Capital Corporation (incorporated by reference to Exhibit 10.1 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.2 Registration Rights Agreement dated as of March 30, 1999 among the registrant, William J. Kidd, Carla G. Kidd, Edward R. Mandell, as Trustee under the Catherine M. Kidd Trust, Edward R. Mandell, as Trustee under the Cara E. Kidd Trust, Edward R. Mandell, as Trustee under the Thomas C. Kidd Trust, Clarice E. Webb, John P. Neafsey, Richard J. Effress, Andrew D. Lipman, Adam D. Lehrhoff, John C. Hertig, William Altieri, Portlyn Corporation, Kelco Industries, Inc., The MicroSpring Company, Inc., Laurence S. Derose Trust, BMD Irrevocable Trust of 1998, Jeffrey L. Derose Irrevocable Trust, Kevin L. Derose Irrevocable Trust, W.N. Rushwood, Inc. d/b/a Hayden Precision Industries, Peter J. Neidecker, Peter J. Neidecker Limited Partnership, Peter C. Neidecker Irrevocable Trust, Sally N. Morris and Sylvia N. Coors (incorporated by reference to Exhibit 10.2 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)

     EXHIBIT
     NUMBER                               DESCRIPTION
     ------                               -----------
       10.3 Registration Rights Agreement dated as of May 14, 1999 between the registrant and IndoSuez MST Partners (incorporated by reference to Exhibit 10.3 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.4 Registration Rights Agreement dated as of May 15, 2000 among the registrant, Karl F. Hens and Thomas J. Roche (incorporated by reference to Exhibit 10.4 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.5 Registration Rights Agreement dated as of January 31, 2000 among the registrant, Donald R. Rochelo and Donna L. Rochelo (incorporated by reference to Exhibit 10.5 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.6 Registration Rights Agreement dated as of October 25, 2000 among the registrant, The 1818 Fund III, L.P., William J. Kidd, Carla G. Kidd, Edward R. Mandell, as trustee under the William J. Kidd Grantor Trust, Richard J. Effress, Andrew D. Lipman, John W. Galiardo and Manire Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.7 Registration Rights Agreement dated as of December 29, 2000 among the registrant and each of the former stockholders of ACT Medical, Inc. (incorporated by reference to Exhibit 10.7 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.8 Registration Rights Agreement dated as of February 27, 2001 between the registrant and Thomas Weisel Partners LLC (incorporated by reference to Exhibit 10.8 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.9 Registration Rights Agreement dated as of January 2, 2002 among the registrant and each of the investors in its Series E Preferred Stock (incorporated by reference to Exhibit 10.9 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.10 Registration Rights Agreement dated as of January 2 2002 among the registrant and each of the former stockholders of HV Technologies, Inc. (incorporated by reference to Exhibit 10.10 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.11 1999 Stock Plan of the registrant (as amended and restated through December 14, 2001) (incorporated by reference to Exhibit 10.11 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.12 Omnibus Stock Plan of ACT Medical, Inc. (as amended and restated through April 4, 2000) (incorporated by reference to Exhibit 10.12 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.13 2001 Employee Stock Purchase Plan of the registrant (incorporated by reference to Exhibit 10.13 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.14 Employment agreement dated as of August 8, 2000 between the registrant and Richard J. Effress (incorporated by reference to Exhibit 10.14 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.15 Employment agreement dated as of April 1, 1999 between the registrant and James Drill (incorporated by reference to Exhibit
              10.15 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.16 Employment agreement between the registrant and William Ellerkamp
              (incorporated by reference to Exhibit 10.16 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.17 Employment agreement dated as of April 1, 1999 between the registrant and Ralph Polumbo (incorporated by reference to Exhibit
              10.17 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.18 Employment agreement between the registrant and William Ellerkamp
              (incorporated by reference to Exhibit 10.18 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.19 Employment agreement dated as of April 1, 1999 between the registrant and Ralph Polumbo (incorporated by reference to Exhibit
              10.19 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)

     EXHIBIT
     NUMBER                               DESCRIPTION
     ------                               -----------
       *10.20 Employment agreement between the registrant and Joseph J.
              Caffarelli (incorporated by reference to Exhibit 10.20 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.21 Employment agreement between the registrant and Rick McWhorter
              (incorporated by reference to Exhibit 10.21 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.22 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Richard J. Effress (incorporated by reference to Exhibit 10.22 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.23 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Joseph J. Caffarelli (incorporated by reference to Exhibit 10.23 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.24 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Dan Croteau (incorporated by reference to Exhibit 10.24 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.25 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Jim Drill (incorporated by reference to Exhibit 10.25 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.26 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Douglas Woodruff (incorporated by reference to Exhibit 10.26 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.27 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Rick McWhorter (incorporated by reference to Exhibit 10.27 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.28 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Ralph Polumbo (incorporated by reference to Exhibit 10.28 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.29 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Rich Snider (incorporated by reference to Exhibit 10.29 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.30 Business Conduct Policy and form of acknowledgement for the registrant's employees (incorporated by reference to Exhibit 10.30 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.31 Form of Confidentiality Agreement for the registrant's employees (incorporated by reference to Exhibit 10.31 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.32 Form of Disclosure Policy and acknowledgement for the registrant's employees (incorporated by reference to Exhibit 10.32 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.33 Lease dated March 30, 1999 between Paul D. Kelly and Kelco Acquisition LLC in respect of the premises located at 6320 Zane Avenue North, Brooklyn Park, Minnesota (incorporated by reference to Exhibit 10.34 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       *10.34 The registrant's Management Bonus Plan description (incorporated by reference to Exhibit 10.40 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)

     EXHIBIT
     NUMBER                               DESCRIPTION
     ------                               -----------
       10.35 Share Transfer Agreement dated as of March 30, 1999 among the registrant, J.H. Whitney III, L.P., Whitney Strategic Partners III, L.P. and the stockholders of the registrant named therein, and amendment thereto dated June 2000 (incorporated by reference to Exhibit 10.41 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       10.36 Share Escrow Agreement dated as of March 30, 1999 among the registrant, J.H. Whitney III, L.P., Whitney Strategic Partners III, L.P. and the stockholders of the registrant named therein (incorporated by reference to Exhibit 10.42 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
       23.1   Consent of Ernst & Young LLP
       99.1   Certificate of Chief Executive Officer
       99.2   Certificate of Chief Financial Officer

--------
*        Management contract, compensation plan or arrangement.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 17, 2002.

                                           MEDSOURCE TECHNOLOGIES, INC.


                                           By:      /s/ Richard J. Effress
                                                -------------------------------
                                                    Name: Richard J. Effress
                                                    Title: Chairman and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES                                     TITLE                                   DATE
         ----------                                     -----                                   ----

   /s/ Richard J. Effress        Chairman of the Board of Directors and Chief         September 17, 2002
-------------------------------  Executive Officer (Principal Executive
     Richard J. Effress          Officer)


  /s/ Joesph J. Caffarelli       Senior Vice President and Chief Financial            September 17, 2002
------------------------------   Officer (Principal Financial Officer and
    Joseph J. Caffarelli         Principal Accounting Officer)


    /s/ Joseph Ciffolillo        Director                                             September 17, 2002
------------------------------
      Joseph Ciffolillo

      /s/ John Galiardo          Director                                             September 17, 2002
------------------------------
        John Galiardo

       /s/ Wayne Kelly           Director                                             September 17, 2002
------------------------------
         Wayne Kelly

     /s/ William J. Kidd         Director                                             September 17, 2002
------------------------------
       William J. Kidd

    /s/ T. Michael Long          Director                                             September 17, 2002
------------------------------
       T. Michael Long

       /s/ Ross Manire           Director                                             September 17, 2002
------------------------------
         Ross Manire

        /s/ Carl Sloane          Director                                             September 17, 2002
------------------------------
         Carl Sloane


                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

     I, Richard J. Effress, certify that:

     1. I have reviewed this annual report on Form 10-K of MedSource Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     [Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]


Date:  September 17, 2002

                                            /s/ Richard J. Effress
                                            ------------------------------------
                                            Richard J. Effress
                                            Chairman of the Board and Chief
                                            Executive Officer

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

     I, Joseph J. Caffarelli, certify that:

     1. I have reviewed this annual report on Form 10-K of MedSource Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     [Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]


Date:  September 17, 2002

                                            /s/ Joseph J. Caffarelli
                                            ------------------------------------
                                            Joseph J. Caffarelli
                                            Senior Vice President -- Finance
                                               and Chief Financial Officer