Form 10-Q
period 2002-09-29
MEDSOURCE TECHNOLOGIES INC
filed 2002-11-04
CIK 1084726

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 29, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No: |_|

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of October 30, 2002 was 27,612,871.

                                TABLE OF CONTENTS

                          Part I: Financial Information
                          -----------------------------

Item 1.   Financial Statements.................................................3

          Consolidated Balance Sheets..........................................3

          Consolidated Statements of Operations................................4

          Consolidated Statements of Cash Flows................................5

          Notes to Consolidated Financial Statements...........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................8

Item 3.   Quantitative and Qualitative Disclosures About Financial
          Market Risk.........................................................12

Item 4.   Controls and Procedures.............................................13

                           Part II: Other Information
                           --------------------------

Item 1.   Legal Proceedings...................................................14

Item 2.   Changes in Securities and Use of Proceeds...........................14

Item 3.   Defaults Upon Senior Securities.....................................14

Item 4.   Submission of Matters to a Vote of Security Holders.................14

Item 5.   Other Information...................................................14

Item 6.   Exhibits and Reports on Form 8-K....................................15

Signatures ...................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       SEPTEMBER 29,   JUNE 30,
                                                           2002          2002
                                                       -------------------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                            $  23,633      $  38,268
  Accounts receivable, net                                23,551         24,031
  Inventories                                             23,337         20,503
  Prepaid expenses and other current assets                2,182          2,402
                                                       ---------      ---------
Total current assets                                      72,703         85,204

Property, plant, and equipment, net                       47,230         42,045
Goodwill, net                                            131,728        113,113
Other identifiable intangible assets, net                  4,009          4,092
Deferred financing costs                                   1,981          1,971
Other assets                                               1,755          1,404
                                                       ---------      ---------
Total assets                                           $ 259,406      $ 247,829
                                                       =========      =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   7,429      $   7,924
  Accrued compensation and benefits                        5,275          5,352
  Other accrued expenses                                   2,028          3,491
  Restructuring reserve                                    2,081          2,381
  Current portion of long-term debt                        6,323          5,939
                                                       ---------      ---------
Total current liabilities                                 23,136         25,087

Long-term debt, less current portion                      43,476         35,967
Other long-term liabilities                                  838            455

Stockholders' equity:
  Preferred stock                                              -          1,974
  Common stock                                               277            269
  Additional paid-in capital                             274,544        268,455
  Treasury stock                                          (1,282)        (1,282)
  Accumulated other comprehensive loss                      (165)           -
  Accumulated deficit                                    (81,382)       (83,025)
  Unearned compensation                                      (36)           (71)
                                                       ---------      ---------
Total stockholders' equity                               191,956        186,320
                                                       ---------      ---------
LIABILITIES & STOCKHOLDERS' EQUITY                     $ 259,406      $ 247,829
                                                       =========      =========

See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED
                                                              ---------------------------------
                                                                SEPTEMBER 29,    SEPTEMBER 30,
                                                                    2002             2001
                                                              ---------------   ---------------

Revenues                                                        $     41,003    $     33,865
Costs and expenses:
  Cost of product sold                                                30,812          26,107
  Selling, general and administrative expense                          7,905           6,401
  Amortization of other intangibles                                       83              89
                                                                ------------    ------------
Operating income                                                       2,203           1,268

Interest expense, net                                                   (521)         (2,477)
Other expense                                                             (1)            (14)
                                                                ------------    ------------

Income (loss) before income taxes                                      1,681          (1,223)
Income tax expense                                                        (2)              -
                                                                ------------    ------------
Net income (loss)                                                      1,679          (1,223)
Preferred stock dividends and accretion of
discount on preferred stock                                                -          (2,661)
                                                                ------------    ------------
Net income (loss) attributed to common
stockholders                                                    $      1,679         ($3,884)
                                                                ============    ============

Net income (loss) per share attributed to common stockholders
        Basic and diluted                                       $       0.06          ($0.74)

Weighted average common shares outstanding
        Basic                                                     27,135,481       5,255,755
        Diluted                                                   27,453,441       5,255,755


See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 29,   SEPTEMBER 30,
                                                                    2002            2001
                                                                -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $  1,679      $ (1,223)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Depreciation                                                      2,033         1,861
   Amortization of other intangibles                                    83            89
   Amortization of deferred financing costs and discount
    on long-term debt                                                  104           291
   Amortization of unearned compensation                                35            36
  Changes in operating assets and liabilities, net
   of effect of business acquired:
   Accounts receivable                                               1,455         1,216
   Inventories                                                      (2,244)         (892)
   Prepaid expenses and other current assets                            54           (66)
   Interest escrow fund                                                  -           625
   Accounts payable, accrued compensation and benefits, accrued
   expenses and other                                               (3,318)       (5,163)
   Other                                                                 6           (77)
                                                                  --------      --------
    Net cash used in operating activities                             (113)       (3,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash acquired                  (18,408)            -
  Other additions to plant and equipment, net                       (2,090)       (1,608)
  Proceeds from sale of equipment                                        -           (12)
                                                                  --------      --------
    Net cash used in investing activities                          (20,498)       (1,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                                          (106)       (1,150)
  Proceeds of long-term debt                                         8,000             -
  Redemption of Series E preferred stock                            (2,011)            -
  Proceeds from sale of common stock, net of costs                      93            38
                                                                  --------      --------
    Net cash provided by (used in) financing activities              5,976        (1,112)
                                                                  --------      --------

Decrease in cash and cash equivalents                              (14,635)       (6,035)
Cash and cash equivalents at beginning of period                    38,268        20,289
                                                                  --------      --------
Cash and cash equivalents at end of period                        $ 23,633      $ 14,254
                                                                  ========      ========


See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   INTERIM FINANCIAL STATEMENTS

     MedSource Technologies, Inc. (the "Company") has prepared the unaudited interim consolidated financial statements presented herein in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements are unaudited but, reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our financial position and results of operations and cash flows for the interim periods presented. The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report for its fiscal year ended June 30, 2002. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

2.   ACQUISITION

     On September 4, 2002, the Company acquired Cycam, Inc., a company located in Houston, Pennsylvania that manufactures reconstructive implants and instruments. The total purchase price was approximately $24.4 million, which included $18.4 million in cash and 667,175 shares of common stock valued at $6.0 million. The acquisition was recorded using the purchase method of accounting. The preliminary purchase price allocation was $5.8 million to net tangible assets and $18.6 million to goodwill, and is subject to adjustment pending final review.

     In conjunction with the acquisition, the Company drew $8.0 million from the acquisition line under the Company's existing credit facility.

     The effect of the acquisition on the financial position and results of operations is not material, and therefore no pro-forma data of this acquisition is required or presented.

3.   INVENTORIES
     Inventories consisted of the following (in thousands):

                                 SEPTEMBER 29,            JUNE 30,
                                      2002                  2002
                                ---------------         -------------
                                (UNAUDITED)

Raw material                       $  11,831            $   10,638
Work-in-progress                       8,238                 6,529
Finished goods                         3,268                 3,336
                                   ---------            ----------
   Total                           $  23,337               $20,503
                                   =========            ==========

4.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net income (loss) attributed to common stockholders plus the results of any stockholders' equity changes relating to the Company's previous interest rate swaps and current interest rate cap agreements. For the three-months ended September 29, 2002 and September 30, 2001, comprehensive income (loss) was $1.5 million and $(3.9) million, respectively.

5.   INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share attributed to common stockholders was computed using the weighted average number of shares of common stock outstanding during the period. For the period ended September 29, 2002, the impact of the inclusion of potentially dilutive securities related to the assumed exercise or conversion of options and warrants were included in determining the diluted weighted average shares outstanding. For the period ended September 30, 2001, the impact of the same securities would have been anti-dilutive, and they were therefore excluded from the computation.

     The table below sets forth the computation of basic and diluted net earnings (loss) per share:


                                                          FOR THE THREE MONTHS ENDED
                                                     SEPTEMBER 29,         SEPTEMBER 30,
                                                         2002                  2001
                                                    --------------        ---------------
                                                               (UNAUDITED)
Numerator:
  Net earnings                                       $     1,679              ($3,884)

Denominator:
 Basic-weighted average shares outstanding            27,135,481            5,255,755
 Effect of dilutive securities:
   Employee stock options                                154,600                 -
   Restricted shares                                     163,360                 -
-----------------------------------------------------------------------------------------
 Diluted-weighted average shares outstanding          27,453,441            5,255,755
-----------------------------------------------------------------------------------------
Basic net earnings per share                             $0.06               ($0.74)
-----------------------------------------------------------------------------------------
Diluted net earnings per share                           $0.06               ($0.74)
-----------------------------------------------------------------------------------------


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

     The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Amounts previously recorded as separately identifiable intangibles for acquired work force and customer base were subsumed to goodwill in accordance with FAS 141, increasing goodwill by $34.6 million as of the date of adoption. Effective with the July 1, 2001 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The transitional test conducted in connection with the adoption of FAS 142 and the annual impairment test, performed as of the beginning of the Company's fiscal 2002 fourth quarter resulted in no impairment being required.

7.   RESTRUCTURING CHARGE

     In June 2001, the Company completed a strategic review of its manufacturing operations and support functions. Based on this review and with approval of the Board of Directors, management began actions to eliminate redundant facilities and recorded a restructuring charge of $11.5 million.

     Information relating to the restructuring charges is as follows (in millions):


                                                                                         INCURRED
                                                                                         THROUGH           BALANCE AT
                                                           INITIAL                     SEPTEMBER 29,     SEPTEMBER 29,
                                                           ACCRUAL       RECLASS           2002               2002
                                                         ==========    ==========      ============      =============
Impairment of goodwill and other intangibles..........   $      3.6    $       --      $       (3.6)     $          --
Impairment of property, plant and equipment...........          1.9           2.0              (3.9)                --
Employee termination benefits.........................          3.8          (1.5)             (1.4)               0.9
Other direct costs....................................          2.2          (0.5)             (0.5)               1.2
                                                         ==========    ==========      ============      =============
                                                         $     11.5    $      0.0      $       (9.4)     $         2.1
                                                         ==========    ==========      ============      =============


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q.

          The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. In many cases, you can identify forward-looking statements by terminology such as may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate, " "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed below and under the heading "risk factors" contained in our Form 10-K for the period ending June 30, 2002. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We do not assume any obligation to update the forward-looking statements after the date hereof.

OVERVIEW

          We provide product development and design services, precision metal and plastic part manufacturing, product assembly services and supply chain management. We provide our products and services to each of the following primary target markets:

          o    Surgical instrumentation devices and components;

          o    Electro-medical devices and components;

          o    Interventional devices and components; and

          o    Orthopedic devices and instruments.

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

          Since our initial acquisitions, we had acquired six additional businesses through September 29, 2002. We acquired Tenax in January 2000, Apex Engineering in February 2000 and Thermat Precision in May 2000. The acquisition of Tenax provided injection molding capability, the acquisition of Thermat added injection molding and precision metal injection manufacturing capabilities to our operations, enabling us to manufacture low cost precision stainless steel components, and the acquisition of Apex Engineering provided mold design and plastic injection molding and mold making capabilities. We acquired ACT Medical in December 2000. The acquisition of ACT Medical enhanced our product design and development engineering expertise and provided a low cost assembly operation in Mexico. We acquired HV Technologies, or HVT, in January 2002. The acquisition of HVT, a specialized manufacturer of polyimide and composite micro-tubing used in interventional and minimally invasive catheters, delivery systems and instruments, enabled us to expand our offering of proprietary manufacturing capabilities to our customers in the interventional device market. We acquired Cycam Inc. in September 2002. The acquisition of Cycam, a manufacturer of reconstructive implants and instruments, enhances our capabilities within plastic machining, propriety coating technology, clean room knitting and packaging along with multi axis machining. All of our acquisitions were accounted for using the purchase method of accounting.

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

RESULTS OF OPERATIONS

          REVENUES

          We recognize product revenues at the time products are shipped. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For three months ended September 29, 2002, service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectability from the customer. Reserves for returns and allowances are recorded against revenues based on management's estimates and historical experience.

          We target the sale of our products and services to medical device companies in four target markets. As we have continued to focus on these markets, our sales to nonmedical customers as a percentage of our total revenues have been decreasing over time. Sales to nonmedical customers were less than 2% of our total revenues during the three months ended September 29, 2002.

          Historically, most of our revenues were derived from manufacturing components used in medical devices. However, in order to accelerate revenue growth and better serve our customers, we aggressively pursued opportunities for the assembly of completed devices. To support this effort, we have completed a number of acquisitions to expand our product offerings and enhance our supply chain services. Over time, we anticipate that revenues from the assembly of completed devices will likely continue to grow as a percentage of our total revenues. Nevertheless, we will continue to aggressively pursue component sales opportunities.

          Our top four customers accounted for 54% of our revenues for the three months ended September 29, 2002, with one customer accounting for 28% of our revenues and another accounting for 11% of our revenues. We expect revenues from our largest customers to continue to constitute a significant portion of our total revenues.

          We primarily derive our revenues from serving leading medical device companies. These customers are typically large companies with substantial market share in one or more of our four target markets, and we believe that expanding our relationships with these customers represents our most important revenue opportunity. As a result, we devote significant sales efforts to securing additional business from the business units and product lines of the leading medical device companies that we currently serve, as well as developing business with other business units and product lines of these customers. As we increasingly focus on serving leading medical device companies and expand our offerings to them by developing or acquiring additional engineering and manufacturing capabilities, we expect the percentage of revenues we derive from these customers to increase over time. We also intend to continue to selectively pursue promising opportunities with emerging medical device companies.

          As discussed above, we have acquired six businesses after March 1999. A substantial portion of our revenue growth to date has been attributable to the addition of these acquired companies' revenues. In the periods following these acquisitions, we have grown our revenues by offering our existing customers access to our newly acquired engineering and manufacturing capabilities, as well as by offering the customers of the acquired businesses access to our existing capabilities. We generally have retained the medical device customers of the companies that we have acquired, but have selectively discontinued business with customers of the acquired businesses that did not fit our strategic focus of serving leading and select emerging medical device companies in our four target markets or related medical fields. We expect to continue to make select acquisitions of complementary medical engineering and manufacturing services providers that bring desired capabilities, customers and/or geographic coverage that either strengthens our position in our target markets or provide us with a significant presence in a new market.

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

          Our margins are driven by sales mix between devices and components as well as the respective product mixes within our various product categories. Historically, our component business produced strong gross margins. When we were initially formed during March 1999, we were predominately a components supplier. However, in order to expand the scope of our services and accelerate revenue growth, we aggressively pursued opportunities for the assembly of completed devices, which generally have higher material content and a lower value added content, and can result in slightly lower gross margins but with lower capital investment.

          Selling, general and administrative expense includes support of our facilities for production and shipments to the customer as well as strategic investments in our sales and marketing, operations and quality teams, and our corporate support staff.

THREE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

          Revenues for the three-month period ended September 29, 2002 totaled $41.0 million compared to $33.9 million for the same period of the prior year, an increase of 21%, of which 11% was due to acquisitions, mainly HV Technologies, or HVT, which was acquired during January 2002, and 10% was due to internal growth. Internal growth was driven by increased shipments of products in the interventional cardiology and reconstructive orthopedic markets to several of our established customers, a portion of which resulted from new interventional product capabilities that we acquired with HVT. In addition, revenues also benefited from accelerating sales of devices recently released by our customers, specifically catheter-based drug delivery devices, orthopedic knee systems, and patient monitoring equipment. Excluding the expected decline in shipments reported of non-medical revenue and excluding the increased revenue from the HVT acquisition, our base medical business increased 14% compared to the prior year.

          Cost of products sold for the three-month period ended September 29, 2002 totaled $30.8 million compared to $26.1 million for the three-month period ended September 30, 2001. The increase in cost of products sold resulted principally from the increase in volume compared to the prior year period.

          Gross margin was 24.9% for the three months ended September 29, 2002, up 2.0 points compared to 22.9% for the same period of the prior year. The two-point margin improvement was mainly the result of operating efficiencies from plant consolidations completed at the end of fiscal 2002, as well as the favorable impact of HVT.

          Selling, general, and administrative expense for the three-month period ended September 29, 2002 totaled $7.9 million, or 19% of revenues, compared to $6.4 million, or 19% of revenues, for the same period of the prior year. The $1.5 million increase, or 23%, resulted mainly from the impact of the HVT and Cycam acquisitions, higher bonus and profit sharing expenses, and higher engineering costs to support future growth. In addition, the prior year period included $0.5 million for the cost of service agreements terminated during March 2002 in conjunction with our initial pubic offering, or IPO.

          Amortization of intangibles totaled $0.1 million for the three-month periods ended September 29, 2002 and September 30, 2001.

          Net interest expense totaled $0.5 million for the three-month period ended September 29, 2002 and $2.5 million for the same prior year period. This was due to both lower debt and interest rates from prior period as a result of the March 2002 IPO.

          Net income attributed to common shareholders totaled $1.7 million, or $0.06 per share, compared with a loss of $3.9 million, or $0.74 per share, for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

          Our principal sources of liquidity are cash provided by operations and borrowings under our senior credit facility, which includes a $25 million unused revolving credit facility. To date, our principal uses of cash have been to finance capital expenditures, meet debt service requirements and finance acquisitions. We expect that these uses will continue in the future.

          Management believes that current cash balances and cash generated from operations, combined with available borrowings under our senior credit facility, will be adequate to fund requirements for working capital, capital expenditures, and future expansion at least through fiscal 2003.

          OPERATING ACTIVITIES

          Net cash used in operating activities totaled $0.1 million for the three months ended September 29, 2002 compared to $3.3 million for the prior year period. The decrease in cash used in operating activities over the prior year period was primarily the result of a $2.9 million increase in net income and a $1.8 million reduction in the pay down of payables and accrued expenses offset by $1.4 million of cash used to increase inventory compared to prior year period. The increase in inventories was mainly due to anticipated product transfers in conjunction with the previously announced plant consolidations as well as anticipated product launches.

          INVESTING ACTIVITIES

          Cash used in investing activities was $20.5 million for the three months ended September 29, 2002, compared to $1.6 million for the prior year period. This increase was due to cash of $18.4 million used for the acquisition of Cycam. Cash paid for capital expenditures increased $0.5 million when compared to the prior year period. We expect capital expenditures in fiscal 2003 to be approximately $12.5 million. Also, we have entered into an agreement under which we may acquire specified machinery, equipment and intangibles for $3.8 million. The acquisition is subject to the satisfaction of certain conditions and may close during our second quarter.

          FINANCING ACTIVITIES

          Cash provided by financing activities was $6.0 million for the three months ended September 29, 2002 compared to cash used by financing activities of $1.1 million for the prior year period. The increase was primarily due to proceeds of $8.0 million from the acquisition line under our senior credit facility, in connection with the acquisition of Cycam, offset by $2.0 million used for the redemption of the remainder of the Series E preferred stock.

CRITICAL ACCOUNTING POLICIES

          There has been no material change to the Critical Accounting Policies we disclosed in our annual report on Form 10-K for our year ended June 30, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

          Amounts outstanding under our senior credit facility bear interest at a floating rate. To reduce our exposure to interest rate risk, we entered into cap agreements to hedge our exposure to interest rate risk under this facility. Changes in the fair value of the caps will be recorded in Accumulated Other Comprehensive Loss in Stockholders' Equity. We had entered into a similar swap agreement in connection with amounts due under our old senior credit facility. The effect of a 10% increase in interest rates would have resulted in an immaterial increase in interest expense during our period ended September 29, 2002.

FOREIGN CURRENCY RISK

          Most of our sales and purchases are denominated in United States dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. Accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instrument for trading or speculative purposes. The effect of a 10% change in exchange rates as of September 29, 2002 would not have had a material impact on our operating results for the fiscal year then ended.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we are required to filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Senior Vice President -- Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chairman of the Board and Chief Executive Officer and our Senior Vice President -- Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to MedSource (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

CHANGES IN INTERNAL CONTROLS

          There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation referred to above.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

          During July 2002, we issued an aggregate of 408 shares of our common stock to each of two directors, who are all "accredited investors," as payment for their $2,500 quarterly directors' fee. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

          During August 2002, we paid cash and issued an aggregate of 667,175 shares of our common stock to one accredited investor in connection with our acquisition of Cycam. We received assets valued at approximately $24.4 million in connection with the acquisition and issued these securities in reliance on the exemption Section 4(2) of the Securities Act as a transaction not involving any public offering and Rule 506 thereunder.

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

          We received net proceeds of approximately $101.4 million in our IPO and, at the time of our IPO, received $40.0 million under our new credit facility. During the quarter ended September 29, 2002, we used approximately $8.0 million of such funds in connection with the acquisition of Cycam and approximately $2.0 million for the redemption of the remainder of our Series E preferred stock held by certain of our directors and the family members of one of our directors.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.        OTHER INFORMATION

          Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are filed herewith:

     Exhibit
     Number    Description
     10.1      Form of Restricted Stock Award Contract entered into by the registrant with certain of its executive officers
     10.2      Stock and Asset Purchase Agreement dated as of August 31, 2002 among the registrant, MedSource Technologies, LLC, MedSource
               Technologies Pittsburgh, Inc., Cycam, Inc., ELX, Inc., Wagner or
               ELX and Donald J. Wagner
     99.1      Certificate of Chief Executive Officer
     99.2      Certificate of Chief Financial Officer

          (b) The registrant did not file a current report on Form 8-K during the period covered by this report.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 4, 2002

                                        MEDSOURCE TECHNOLOGIES, INC.


                                        By: /s/ Richard J. Effress
                                           -------------------------------------
                                            Richard J. Effress, Chairman
                                             and Chief Executive Officer


                                        By: /s/ Joseph J. Caffarelli
                                           -------------------------------------
                                            Joseph J. Caffarelli, Senior
                                             Vice President and Chief
                                             Financial Officer

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Richard J. Effress, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MedSource Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

                                      /s/ Richard J. Effress
                                      -------------------------------------
                                      Richard J. Effress
                                      Chairman of the Board and Chief
                                       Executive Officer

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Joseph J. Caffarelli, certify that:
1. I have reviewed this quarterly report on Form 10-Q of MedSource Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

                                      /s/ Joseph J. Caffarelli
                                      -------------------------------------
                                      Joseph J. Caffarelli
                                      Senior Vice President -- Finance and Chief
                                       Financial Officer

                                  EXHIBIT INDEX

     Exhibit
     Number    Description                                              Page No.
     10.1      Form of Restricted Stock Award Contract entered into by
               the registrant with certain of its executive officers

     10.2 Stock and Asset Purchase Agreement dated as of August 31, 2002 among the registrant, MedSource Technologies, LLC, MedSource Technologies Pittsburgh, Inc., Cycam, Inc. ELX, Inc., Wagner-ELX and Donald J. Wagner

     99.1      Certificate of Chief Executive Officer

     99.2      Certificate of Chief Financial Officer