Form 10-Q
period 2002-12-29
MEDSOURCE TECHNOLOGIES INC
filed 2003-02-12
CIK 1084726

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 29, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No: |_|

         The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of February 3, 2003 was 27,800,820.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations........................................................9

Item 3.  Quantitative and Qualitative Disclosures About Financial Market Risk.13

Item 4.  Controls and Procedures..............................................14

                           Part II: Other Information
                           --------------------------

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities and Use of Proceeds............................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

Signatures....................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           DECEMBER 29,                JUNE 30,
                                                                               2002                      2002
                                                                        ---------------------------------------------
                                                                             (UNAUDITED)
 ASSETS
Current assets:
    Cash and cash equivalents                                                  $15,400                      $38,268
    Accounts receivable, net                                                    25,070                       24,031
    Inventories                                                                 22,761                       20,503
    Prepaid expenses and other current assets                                    3,274                        2,402
                                                                        -------------------       -------------------
Total current assets                                                            66,505                       85,204

Property, plant, and equipment, net                                             51,396                       42,045
Goodwill, net                                                                  130,510                      113,113
Other identifiable intangible assets, net                                        3,923                        4,092
Deferred financing costs                                                         1,937                        1,971
Other assets                                                                     5,447                        1,404
                                                                        -------------------       -------------------
Total assets                                                                  $259,718                     $247,829
                                                                        ===================       ===================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $6,075                       $7,924
    Accrued compensation and benefits                                            5,237                        5,352
    Other accrued expenses                                                       2,635                        3,491
    Restructuring reserve                                                        1,462                        2,381
    Current portion of long-term debt                                            4,994                        5,939
                                                                        -------------------       -------------------
Total current liabilities                                                       20,403                       25,087

Long-term debt, less current portion                                            43,362                       35,967
Other long-term liabilities                                                        813                          455

Stockholders' equity:
    Preferred stock                                                                  -                        1,974
    Common stock                                                                   277                          269
    Additional paid-in capital                                                 275,092                      268,455
    Treasury stock                                                              (1,282)                      (1,282)
    Accumulated other comprehensive loss                                          (259)                           -
    Accumulated deficit                                                        (78,688)                     (83,025)
    Unearned compensation                                                            -                          (71)
                                                                        -------------------       -------------------
Total stockholders' equity                                                     195,140                      186,320
                                                                        -------------------       -------------------
LIABILITIES & STOCKHOLDERS' EQUITY                                            $259,718                     $247,829
                                                                        ===================       ===================


See accompanying notes.


                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  ------------------------------- -----------------------------------
                                                    DECEMBER 29,    DECEMBER 30,   DECEMBER 29,      DECEMBER 30,
                                                       2002            2001            2002             2001
                                                  ---------------- -------------- --------------- -----------------

Revenues                                                $44,621       $38,290          $85,624         $72,155
Costs and expenses:
   Cost of product sold                                  33,170        28,509           63,982          54,616
   Selling, general and administrative expense            8,023         7,679           15,928          14,080
   Amortization of intangibles                               85            80              168             169
                                                  ---------------- -------------- --------------- -----------------
Operating income                                          3,343         2,022            5,546           3,290
                                                  ---------------- -------------- --------------- -----------------

Interest expense, net                                      (659)       (2,409)          (1,180)         (4,886)
Other income (expense)                                       23           (13)              22             (27)
                                                  ---------------- -------------- --------------- -----------------

Income (loss) before income taxes                         2,707          (400)           4,388          (1,623)
Income tax (expense)                                        (13)           --              (15)             --
                                                  ---------------- -------------- --------------- -----------------
Net income (loss)                                         2,694          (400)           4,373          (1,623)

Preferred stock dividends and accretion of
   discount on preferred stock                               --        (2,661)              --          (5,322)
                                                  ---------------- -------------- --------------- -----------------
Net income (loss) attributed to common
   stockholders                                          $2,694       ($3,061)          $4,373         ($6,945)
                                                  ================ ============== =============== =================

Net income (loss) per share attributed to common
   stockholders
          Basic and diluted                               $0.10        ($0.58)           $0.16          ($1.32)
                                                  ================ ============== =============== =================

Weighted average common shares outstanding
          Basic                                       27,652,413     5,256,155        27,398,219       5,256,057
          Diluted                                     27,862,127     5,256,155        27,622,816       5,256,057



See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)
                                                                                    FOR THE SIX MONTHS ENDED
                                                                                DECEMBER 29,        DECEMBER 30,
                                                                                    2002                2001
                                                                              -----------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $    4,373           $   (1,623)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation                                                                   3,941                3,769
      Amortization of other intangibles                                                168                  169
      Amortization of deferred financing costs and discount
         on long-term debt                                                             206                  563
      Amortization of unearned compensation                                             71                   71
      Loss on retirement of equipment                                                   49                    -
   Changes in operating assets and liabilities, net of effect of business acquired:
      Accounts receivable                                                             (156)                 191
      Inventories                                                                   (1,668)              (3,198)
      Prepaid expenses and other current assets                                       (813)                (416)
      Interest escrow fund                                                               -                1,250
    Accounts payable, accrued compensation and benefits, accrued expenses
    and other                                                                       (4,688)              (4,751)
      Other                                                                           (821)                 (49)
                                                                              -----------------  -------------------
         Net cash provided by (used in) operating activities                           662               (4,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                                 (18,359)                --
   Investment in other assets                                                       (3,751)                  --
   Other additions to plant and equipment, net                                      (6,500)              (5,115)
                                                                              -----------------  -------------------
         Net cash used in investing activities                                     (28,610)              (5,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                                       (1,550)              (3,387)
   Proceeds of long-term debt                                                        8,000                 --
   Redemption of Series E preferred stock                                           (2,010)                --
   Proceeds from sale of common stock, net of costs                                    640                5,554
                                                                              -----------------  -------------------
         Net cash provided by financing activities                                   5,080                2,167
                                                                              -----------------  -------------------


Decrease in cash and cash equivalents                                              (22,868)              (6,972)
Cash and cash equivalents at beginning of period                                    38,268               20,289
                                                                              -----------------  -------------------
Cash and cash equivalents at end of period                                    $     15,400        $      13,317
                                                                              -----------------  -------------------


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

2.   ACQUISITION

     On September 4, 2002, the Company acquired Cycam, Inc., a company located in Houston, Pennsylvania that manufactures reconstructive implants and instruments. The total purchase price was approximately $24.4 million, which included $18.4 million in cash and 667,175 shares of common stock valued at $6.0 million. The acquisition was recorded using the purchase method of accounting. The preliminary purchase price allocation was $5.5 million to net tangible assets and $18.5 million to goodwill.

     In conjunction with the acquisition, the Company drew $8.0 million from the acquisition line under the Company's existing credit facility.

     The effect of the acquisition on the financial position and results of operations is not material, and therefore no pro forma data of this acquisition is required or presented.


3.   INVENTORIES

     Inventories consisted of the following (in thousands):

                                             DECEMBER 29,         JUNE 30,
                                                 2002               2002
                                          ----------------    ----------------
                                              (UNAUDITED)
     Raw material                             $  12,453         $   10,638
     Work-in-progress                             6,294              6,529
     Finished goods                               4,014              3,336
                                          ----------------    ----------------
        Total                                 $  22,761            $20,503
                                          ================    ================

4.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net income (loss) attributed to common stockholders plus the results of any stockholders' equity changes relating to the Company's previous interest rate swaps and current interest rate cap agreements. For the three-months ended December 29, 2002 and December 30, 2001, comprehensive income (loss) was $2.4 million and ($3.1) million, respectively. For the six-months ended December 29, 2002 and December 30, 2001, comprehensive income (loss) was $4.1 million and ($6.9) million, respectively.

5.   INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share attributed to common stockholders for each period presented was computed using the weighted average number of shares of common stock outstanding during the period. For the three and six-month periods ended December 29, 2002, the impact of the assumed exercise of certain options and warrants was dilutive and was therefore included in determining the diluted weighted average shares outstanding. For the three and six-month periods ended December 30, 2001, the impact of the same securities would have been anti-dilutive, and those securities were therefore excluded from the computation.


     The table below sets forth the computation of basic and diluted net earnings (loss) per share:

                                                        FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                      DECEMBER 29,     DECEMBER 30,        DECEMBER 29,        DECEMBER 30,
                                                          2002             2001                2002                2001
                                                     ---------------------------------   -----------------   -----------------
                                                       (UNAUDITED)                         (UNAUDITED)
     Numerator:
        Net income (loss)                                    $2,694        ($3,061)              $4,373            ($6,945)

     Denominator:
        Basic-weighted average shares outstanding        27,652,413       5,256,155          27,398,219           5,256,057
        Effect of dilutive securities:
           Employee stock options                            46,354            -                 61,237                -
           Warrants                                         163,360            -                163,360                -
                                                     ---------------------------------   -----------------   -----------------
        Diluted-weighted average shares outstanding      27,862,127       5,256,155          27,622,816           5,256,057
                                                     ---------------------------------   -----------------   -----------------

     Basic net earnings (loss) per share                      $0.10        ($0.58)              $0.16              ($1.32)
                                                     ---------------------------------   -----------------   -----------------

     Diluted net earnings (loss) per share                    $0.10        ($0.58)              $0.16              ($1.32)
                                                     ---------------------------------   -----------------   -----------------


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

     In the current quarter, the Company made purchase price allocations related to the earlier HV Technologies and Cycam, Inc. acquisitions. These allocations resulted in a $0.4 million increase to goodwill.

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

     Information relating to the restructuring charges is as follows (in millions):

                                                                                     INCURRED
                                                                                     THROUGH       BALANCE AT
                                                      INITIAL                       DECEMBER 29,   DECEMBER 29,
                                                      ACCRUAL       RECLASS            2002            2002
                                                     -----------  --------------   -------------  -------------
Impairment of goodwill and other intangibles         $      3.6              --    $        3.6             --
Impairment of property, plant and equipment                 1.9    $       2.0              3.9             --
Employee termination benefits                               3.8           (1.5)             2.0    $       0.3
Other direct costs                                          2.2           (0.5)             0.5            1.2
                                                     -----------  --------------   -------------  -------------
                                                     $     11.5   $        0.0     $       10.0   $        1.5
                                                     ===========  ==============   =============  =============


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q.

     The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. In many cases, you can identify forward-looking statements by terminology such as may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate, " "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed below and under the heading "risk factors" contained in our Form 10-K for the period ended June 30, 2002. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We do not assume any obligation to update the forward-looking statements after the date hereof.

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

     o    Interventional devices and components; and

     o    Orthopedic devices and instruments.


COMPANY HISTORY

     During 1998, our co-founders, Richard J. Effress and William J. Kidd, established MedSource to identify business opportunities in the medical engineering and manufacturing services industry. We began operations when we acquired seven companies during March 1999 and have subsequently completed six additional acquisitions, most recently HV Technologies, or HVT, in January 2002 and Cycam Inc. in September 2002. The acquisition of HVT, a specialized manufacturer of polyimide and composite micro-tubing used in interventional and minimally invasive catheters, delivery systems and instruments, enabled us to expand our offering of proprietary manufacturing capabilities to our customers in the interventional device market. We acquired Cycam Inc. in September 2002. The acquisition of Cycam, a manufacturer of reconstructive implants and instruments, enhances our capabilities within plastic machining, propriety coating technology, clean room knitting and packaging along with multi axis machining. All of our acquisitions were accounted for using the purchase method of accounting.

     During June 2001, we completed a review of our manufacturing operations and support functions. Based on our evaluation of the unique and common characteristics of our various facilities, we determined that we could achieve over-all cost savings by closing three of the facilities, thus improving capacity utilization and efficiency of the remaining facilities. We sold our facilities in Pittsfield and East Longmeadow, Massachusetts during our fiscal year ended June 30, 2002. We also initiated the shutdown of our facility in Danbury, Connecticut during our fiscal year ended June 30, 2002 and expect it to be closed by the end of February 2003.

RESULTS OF OPERATIONS

     REVENUES

     We recognize product revenues at the time products are shipped. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For three months ended December 29, 2002, service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectability from the customer. Reserves for returns and allowances are recorded against revenues based on management's estimates and historical experience.

     We target the sale of our products and services to medical device companies in four target markets. As we have continued to focus on these markets, our sales to nonmedical customers as a percentage of our total revenues have been decreasing over time. Sales to nonmedical customers were less than 2% of our total revenues during the three and six-month periods ended December 29, 2002.

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

     Recent competitive pressures, coupled with the fact that many of our customers' orders are increasingly based on engineering projects with ever longer pre-commercialization phases and device assembly projects that are engineering intensive, but cost sensitive, has put pressure on engineering resources, lengthened our time-to-revenue cycle and increased the demand we face for lower cost products and services.

     In order to address these competitive pressures, along with the nature of our customer orders described above, we announced a growth strategy and restructuring initiative during January 2003. The initiative is intended to focus additional resources on our medical device assembly and engineering services businesses. The initiative will involve the cost savings measures described below under "-- Cost and Expenses."

     Our top four customers accounted for 56% of our revenues for the six months ended December 29, 2002, with three customers accounting for 28%, 12%, and 11% or our revenues respectively. We expect revenues from our largest customers to continue to constitute an increasing portion of our total revenues.

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

     As discussed above, we have acquired six businesses after March 1999. A substantial portion of our revenue growth to date has been attributable to the addition of these acquired companies' revenues. In the periods following these acquisitions, we have grown our revenues by offering our existing customers access to our newly acquired engineering and manufacturing capabilities, as well as by offering the customers of the acquired businesses access to our existing capabilities. We generally have retained the medical device customers of the companies that we have acquired, but have selectively discontinued business with customers of the acquired businesses that did not fit our strategic focus of serving leading and select emerging medical device companies in our four target markets or related medical fields. We expect to continue to selectively make acquisitions of complementary medical engineering and manufacturing services providers that bring desired capabilities, customers and/or geographic coverage that either strengthens our position in our target markets or provide us with a significant presence in a new market.

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

     Our margins are driven by sales mix between devices and components as well as the respective product mixes within our various product categories. Historically, our component business produced strong gross margins. When we were initially formed during March 1999, we were predominately a components supplier. However, in order to expand the scope of our services and accelerate revenue growth, we aggressively pursued opportunities for the assembly of completed devices, which generally have higher material content and a lower value added content, and can result in slightly lower gross margins but with lower capital investment. Additionally, we are seeing an evolving environment resulting in greater demands from our customers and more competition within both our components and assembly business. As a result of these conditions, we have initiated a growth and restructuring plan (described below).

     Selling, general and administrative expense includes support of our facilities for production and shipments to the customer as well as strategic investments in our sales and marketing, operations and quality teams, and our corporate support staff.

     The restructuring initiative we announced in January 2003 will involve continuing consolidation of our operations network, resulting in a decrease in overall floor space and related overhead costs. To cover the costs of this growth strategy and restructuring, we expect to incur costs related to restructuring efforts of approximately $25.0 to $35.0 million through the end of fiscal 2006. Additionally, we are currently determining what, if any, goodwill impairment charges will be incurred related to the initiative.

THREE MONTHS ENDED DECEMBER 29, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 2001

     Revenues for the three-month period ended December 29, 2002 totaled $44.6 million compared to $38.3 million for the same period of the prior year, an increase of 16%, of which 12% was due to acquisitions and 4% was due to internal growth. Excluding the expected decline in shipments reported of non-medical revenue, a June 2001 company restructuring, and excluding an increased revenue from the HVT and Cycam acquisitions, our base medical business increased 10% compared to the prior year. These revenue gains were driven by higher demand across all major market segments.

     Cost of products sold for the three-month period ended December 29, 2002 totaled $33.2 million compared to $28.5 million for the three-month period ended December 30, 2001. The increase in cost of products sold resulted principally from the increase in volume compared to the prior year period.

     Gross margin was 25.7% for the three months ended December 29, 2002, compared to 25.5% for the same period of the prior year.

     Selling, general, and administrative expense for the three-month period ended December 29, 2002 totaled $8.0 million, or 18.0% of revenues, compared to $7.7 million, or 20.1% of revenues, for the same period of the prior year. The $0.3 million increase in SG&A resulted mainly from the impact of acquisitions.

     Amortization of intangibles totaled $0.1 million for the three-month periods ended December 29, 2002 and December 30, 2001.

     Net interest expense totaled $0.7 million for the three-month period ended December 29, 2002 and $2.4 million for the same prior year period. This was due to both lower debt and interest rates from the prior period as a result of the March 2002 IPO and the debt refinancing in April 2002.

     Net income attributed to common shareholders totaled $2.7 million, or $0.10 per share, compared with a loss of $3.1 million, or $0.58 per share, for the same prior year period.

SIX MONTHS ENDED DECEMBER 29, 2002 COMPARED TO SIX MONTHS ENDED
DECEMBER 30, 2001

     Revenues for the six-month period ended December 29, 2002 totaled $85.6 million compared to $72.2 million for the same period of the prior year, an increase of 19%, of which 12% was due to acquisitions and 7% was due to internal growth. Internal growth was driven by increased shipments of products in the interventional cardiology and reconstructive orthopedic markets to several of our established customers. Excluding the already noted expected decline in shipments reported of non-medical revenue, a June 2001 company restructuring, and excluding an increased revenue from the HVT and Cycam acquisitions, our base medical business increased 14% compared to the prior year.

     Cost of products sold for the six-month period ended December 29, 2002 totaled $64.0 million compared to $54.6 million for the six-month period ended December 30, 2001. The increase in cost of products sold resulted principally from the increase in volume compared to the prior year period.

     Gross margin was 25.3% for the six months ended December 29, 2002, compared to 24.3% for the same period of the prior year due to a higher mix of business in higher-margin locations and increased operating leverage due to the June 2001 restructuring.

     Selling, general, and administrative expense for the six-month period ended December 29, 2002 totaled $15.9 million, or 18.6% of revenues, compared to $14.1 million, or 19.5% of revenues, for the same period of the prior year. The $1.8 million increase in SG&A resulted mainly from the impact of acquisitions.

     Amortization of intangibles totaled $0.2 million for the six-month periods ended December 29, 2002 and December 30, 2001.

     Net interest expense totaled $1.2 million for the six-month period ended December 29, 2002 and $4.9 million for the same prior year period. This was due to both lower debt and interest rates from the prior period as a result of the March 2002 IPO and the debt refinancing in April 2002.

     Net income attributed to common shareholders for the six-month period ended December 29, 2002 totaled $4.4 million, or $0.16 per share, compared with a loss of $6.9 million, or $1.32 per share, for the same prior year period.

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

     Management believes that current cash balances and cash generated from operations, combined with available borrowings under our senior credit facility, will be adequate to fund requirements for working capital, capital expenditures, and future expansion for the next 12 months.

     OPERATING ACTIVITIES

     Net cash provided by operating activities totaled $0.7 million for the six months ended December 29, 2002 compared to net cash used of $4.0 million for the prior year period. The increase in cash provided by operating activities over the prior year period was primarily the result of a $6.0 million increase in net income and a $1.5 million decrease in inventory offset by a $1.3 million reduction in proceeds from the interest escrow fund received in the prior year period but not recurring in the current period, as well as a $1.1 million increase in accounts receivable and other.

     INVESTING ACTIVITIES

     Cash used in investing activities was $28.6 million for the six months ended December 29, 2002, compared to $5.1 million for the prior year period. This increase was due to cash of $18.4 million used for the acquisition of Cycam, and a $3.8 million investment to acquire certain machinery, equipment and intangibles. Cash paid for capital expenditures increased $1.4 million when compared to the prior year period. We expect capital expenditures in fiscal 2003 to be approximately $10 to $12 million.

     FINANCING ACTIVITIES

     Cash provided by financing activities was $5.1 million for the six months ended December 29, 2002 compared to cash used by financing activities of $2.2 million for the prior year period. The increase was primarily due to proceeds of $8.0 million from the acquisition line under our senior credit facility, in connection with the acquisition of Cycam, a reduction of $1.8 million in long-term debt payments from the prior period, offset by $4.9 million reduction in common stock proceeds as well as $2.0 million used for the redemption of the remainder of the Series E preferred stock.

CRITICAL ACCOUNTING POLICIES

     There has been no material change to the Critical Accounting Policies we disclosed in our annual report on Form 10-K for our year ended June 30, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Amounts outstanding under our senior credit facility bear interest at a floating rate. To reduce our exposure to interest rate risk, we entered into cap agreements to hedge our exposure to interest rate risk under this facility. Changes in the fair value of the caps will be recorded in Accumulated Other Comprehensive Loss in Stockholders' Equity. We had entered into a similar swap agreement in connection with amounts due under our old senior credit facility. The effect of a 10% increase in interest rates would have resulted in an immaterial increase in interest expense during our period ended December 29, 2002.

FOREIGN CURRENCY RISK

     Most of our sales and purchases are denominated in United States dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. Accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instrument for trading or speculative purposes. The effect of a 10% change in exchange rates as of December 29, 2002 would not have had a material impact on our operating results for the fiscal year then ended.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     During October 2002, we issued an aggregate of 3,329 shares of our common stock upon exercise of warrants issued to one of the investors who had purchased our Series E preferred stock in 2001. The exercise price of the warrants was $0.01 per share, and the investor used a "cashless" exercise provision that enabled him to surrender the right to receive upon exercise of the warrants a number of shares of common stock with a value equal to the aggregate exercise price of the warrants and, as a result, surrendered the right to receive an aggregate of one share. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

     During November 2002, we issued an aggregate of 1,332 shares of our common stock to four directors as payment for their $2,500 quarterly directors' fee. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

     During December 2002, we issued an aggregate of 3,329 shares of our common stock upon exercise of warrants issued to one of the investors who had purchased our Series E preferred stock in 2001. The exercise price of the warrants was $0.01 per share, and the investor used a "cashless" exercise provision that enabled him to surrender the right to receive upon exercise of the warrants a number of shares of common stock with a value equal to the aggregate exercise price of the warrants and, as a result, surrendered the right to receive an aggregate of one share. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

     During December 2002, we also issued an aggregate of 537 shares of our common stock to one director as payment for his $2,500 quarterly director's fee. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders on November 5, 2002, our stockholders:

     o elected the following persons by the following votes to serve as Class I directors, to serve until our annual meeting of stockholders scheduled to be held in the year 2005 and until their successors are duly elected and qualified:

                                                              VOTES
                                                              -----
NOMINEE                                                 FOR           WITHHELD
-------                                                 ---           --------
Richard J. Effress...............................     16,001,393       2,694,139
William J. Kidd..................................     18,087,212         608,320
T. Michael Long..................................     18,088,112         607,420

     o ratified the action of our board in appointing Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2003 by the following vote:

           FOR                      AGAINST                      ABSTAIN
           ---                      -------                      -------
       18,474,002                   200,764                      20,766


ITEM 5.  OTHER INFORMATION

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

       Exhibit
       Number    Description
       -------------------------------------------------------------------------
       10.1      Form of Employment Severance and Termination Agreements between the registrant and William J. Kullback

       10.2 Form of Employment Severance and Termination Agreements between the registrant and Rolf Dahl

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

Dated:   February 12, 2003

                                      MEDSOURCE TECHNOLOGIES, INC.


                                      By:      /s/Richard J. Effress
                                          --------------------------------------
                                             Richard J. Effress, Chairman
                                             and Chief Executive Officer


                                      By:      /s/William J. Kullback
                                          --------------------------------------
                                             William J. Kullback
                                             Senior Vice President - Finance and
                                             Chief Financial Officer

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

Date:  February 12, 2003

                                                /s/Richard J. Effress
                                                --------------------------------
                                                Richard J. Effress
                                                Chairman of the Board and Chief
                                                Executive Officer

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, William J. Kullback, certify that:

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

Date:  February 12, 2003

                                      /s/William J. Kullback
                                      -------------------------------------
                                      William J. Kullback
                                      Senior Vice President -- Finance and Chief
                                      Financial Officer

                                  EXHIBIT INDEX

       Exhibit
       Number       Description                                         Page No.
       -------------------------------------------------------------------------
       10.1         Form of Employment Severance and Termination Agreements
                    between the registrant and William J. Kullback
       10.2         Form of Employment Severance and Termination Agreements
                    between the registrant and Rolf Dahl
       99.1         Certificate of Chief Executive Officer
       99.2         Certificate of Chief Financial Officer