Form 10-Q
period 2003-03-30
MEDSOURCE TECHNOLOGIES INC
filed 2003-05-14
CIK 1084726

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 30, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No: | |

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No: |X|

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of May 12, 2003 was 28,683,225.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................9

Item 3.   Quantitative and Qualitative Disclosures About Financial
          Market Risk.........................................................14

Item 4.   Controls and Procedures.............................................14

                           Part II: Other Information
                           --------------------------

Item 1.   Legal Proceedings...................................................16

Item 2.   Changes in Securities and Use of Proceeds...........................16

Item 3.   Defaults Upon Senior Securities.....................................16

Item 4.   Submission of Matters to a Vote of Security Holders.................16

Item 5.   Other Information...................................................16

Item 6.   Exhibits and Reports on Form 8-K....................................16

Signatures ...................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         MARCH 30,     JUNE 30,
                                                           2003          2002
                                                         ----------------------
                                                              (UNAUDITED)

 ASSETS
Current assets:
     Cash and cash equivalents                          $  14,126     $  38,268
     Accounts receivable, net                              24,800        24,031
     Inventories, net                                      24,300        20,503
     Prepaid expenses and other current assets              3,069         2,402
                                                        ---------     ---------
Total current assets                                       66,295        85,204

Property, plant, and equipment, net                        52,030        42,045
Goodwill                                                  104,170       113,113
Other identifiable intangible assets, net                   3,839         4,092
Deferred financing costs                                    1,838         1,971
Other assets                                                1,612         1,404
                                                        ---------     ---------
Total assets                                            $ 229,784     $ 247,829
                                                        =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                   $   9,671     $   7,924
     Accrued compensation and benefits                      4,439         5,352
     Other accrued expenses                                 2,260         3,491
     Restructuring reserve                                    953         2,381
     Current portion of long-term debt                     11,830         5,939
                                                        ---------     ---------
Total current liabilities                                  29,153        25,087

  Long-term debt, less current portion                     35,080        35,967
Other long-term liabilities                                   766           455

Stockholders' equity:
     Preferred stock                                           --         1,974
     Common stock                                             277           269
     Additional paid-in capital                           275,197       268,455
     Treasury stock                                        (1,282)       (1,282)
     Accumulated other comprehensive loss                    (294)           --
     Accumulated deficit                                 (109,113)      (83,025)
     Unearned compensation                                     --           (71)
                                                        ---------     ---------
Total stockholders' equity                                164,785       186,320
                                                        ---------     ---------
LIABILITIES & STOCKHOLDERS' EQUITY                      $ 229,784     $ 247,829
                                                        =========     =========


See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           -----------------------------------    ----------------------------------
                                                                MARCH 30,        MARCH 31,           MARCH 30,           MARCH 31,
                                                                  2003             2002                2003                2002
Revenues                                                   $     44,511        $    42,150        $    130,135        $   114,306
Costs and expenses:
   Cost of product sold                                          34,007             31,483              97,989             86,099
   Selling, general and administrative expense                    8,379              8,283              24,475             22,550
   Restructuring charges                                          1,948                 --               1,948                 --
   Goodwill impairment                                           30,000                 --              30,000                 --
                                                           ------------        -----------        ------------        -----------
Operating (loss) income                                         (29,823)             2,384             (24,277)             5,657
                                                           ------------        -----------        ------------        -----------

Interest expense, net                                              (596)            (2,363)             (1,776)            (7,248)
Other income (expense)                                                6             (2,857)                 28             (2,867)
                                                           ------------        -----------        ------------        -----------

Loss before income taxes                                        (30,413)            (2,836)            (26,025)            (4,458)
Income tax (expense) benefit                                        (12)                 3                 (27)                 3
                                                           ------------        -----------        ------------        -----------
Net loss                                                        (30,425)            (2,833)            (26,052)            (4,455)

Preferred stock dividends and accretion of
   discount on preferred stock                                       --            (25,817)                 --            (31,139)
                                                           ------------        -----------        ------------        -----------
Net loss attributed to common stockholders                 $    (30,425)       $   (28,650)       $    (26,052)       $   (35,594)
                                                           ============        ===========        ============        ===========

Net loss per share attributed to common stockholders
            Basic and diluted                              $      (1.10)       $     (4.01)       $      (0.95)       $     (6.06)
                                                           ============        ===========        ============        ===========

Weighted average common shares outstanding
            Basic and diluted                                27,639,127          7,146,444          27,413,489          5,876,987

See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               FOR THE NINE MONTHS ENDED
                                                                               MARCH 30,       MARCH 31,
                                                                                 2003            2002
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $(26,052)     $ (4,455)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation                                                                6,324         5,907
      Amortization of other intangibles                                             253           277
      Goodwill impairment                                                        30,000            --
      Amortization of deferred financing costs and discount
         on long-term debt                                                          305           876
      Amortization of unearned compensation                                          71           107
      Loss on retirement of equipment                                             1,122            --
   Changes in operating assets and liabilities,
    net of effect of business acquired:

      Accounts receivable                                                           145         1,610
      Inventories                                                                (3,306)       (5,342)
      Prepaid expenses and other current assets                                    (590)         (809)
      Interest escrow fund                                                           --         1,849
     Accounts payable, accrued compensation and benefits, accrued expenses       (2,806)          391
      Other                                                                        (280)         (292)
                                                                               --------      --------
         Net cash provided by operating activities                                5,186           119

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired                              (22,591)       (5,408)
   Other additions to plant and equipment, net                                  (10,623)       (7,109)
   Proceeds from sale of equipment                                                   80            --
                                                                               --------      --------
         Net cash used in investing activities                                  (33,134)      (12,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                                    (2,997)       (5,111)
   Proceeds from long-term debt                                                   8,000            --
   Redemption of Series E preferred stock                                        (2,010)           --
   Proceeds from sale of Series E preferred stock and common stock
         net of costs                                                               813        97,137
                                                                               --------      --------
         Net cash provided by financing activities                                3,806        92,026
                                                                               --------      --------

(Decrease) increase in cash and cash equivalents                                (24,142)       79,628
Cash and cash equivalents at beginning of period                                 38,268        20,289
                                                                               --------      --------
Cash and cash equivalents at end of period                                     $ 14,126      $ 99,917
                                                                               --------      --------


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

       STOCK BASED COMPENSATION

       The Company accounts for its stock-based employee compensation plans under the intrinsic value method in accordance with Accounts Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," to its stock based employee compensation.


                                                            FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                           MARCH 30,          MARCH 31,        MARCH 30,        MARCH 31,
                                                             2003               2002             2003             2002
                                                             ----               ----             ----             ----
Net loss, as reported                                  $  (30,425)       $  (28,650)       $  (35,594)       $  (35,594)
Less:  Total stock-based employee compensation
   expense determined under the fair value based
   method for all awards                                     (272)             (256)             (325)             (767)
-------------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                     $  (30,697)       $  (28,906)       $  (36,377)       $  (36,361)

   Basic and diluted-as reported                       $    (1.10)       $    (4.01)       $    (0.95)       $    (6.06)

   Basic and diluted-as pro forma                      $    (1.11)       $    (4.04)       $    (0.96)       $    (6.19)


2.     ACQUISITION

       On September 4, 2002, the Company acquired Cycam, Inc., a company located in Houston, Pennsylvania that manufactures reconstructive implants and instruments. The total purchase price was approximately $24.4 million, which included $18.4 million in cash and 667,175 shares of common stock valued at $6.0 million. The acquisition was recorded using the purchase method of accounting. The preliminary purchase price allocation was $6.0 million to net tangible assets and $18.5 million to goodwill.

       In conjunction with the acquisition, the Company utilized $8.0 million from the acquisition line under the Company's existing credit facility.

       The effect of the acquisition on the financial position and results of operations is not material, and therefore no pro forma data of this acquisition is required or presented.

3.     INVENTORIES

       Inventories consisted of the following (in thousands):

                                   MARCH 30,                     JUNE 30,
                                      2003                         2002
                             -----------------------      ----------------------
                                  (UNAUDITED)

      Raw material                 $14,843                     $10,638
      Work-in-progress                6,923                      6,529
      Finished goods                  2,534                      3,336
                             -----------------------      ----------------------
         Total                      $24,300                    $20,503
                             =======================      ======================

4.     COMPREHENSIVE LOSS

       Comprehensive loss represents net loss attributed to common stockholders plus the results of any stockholders' equity changes relating to the Company's previous interest rate swaps and current interest rate cap agreements. For the three-months ended March 30, 2003 and March 31, 2002, comprehensive loss was $30.5 million and $28.7 million, respectively. For the nine-months ended March 30, 2003 and March 31, 2002, comprehensive loss was $26.3 million and $35.6 million, respectively.

5.     GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

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

       In accordance with SFAS No. 142, as a result of impairment indicators MedSource initiated a goodwill impairment assessment during the third quarter of fiscal 2003. As a result of its preliminary analysis, MedSource recorded a $30 million non-cash impairment charge. The non-cash impairment charge amount may be adjusted when the analysis is finalized during the fourth quarter of 2003.

6.     RESTRUCTURING CHARGES

       In June 2001, the Company completed a strategic review of its manufacturing operations and support functions. Based on this review and with approval of the Board of Directors, management began actions to eliminate redundant facilities and recorded a restructuring charge of $11.5 million. During the period ended March 30, 2003 the Company recorded an additional charge of $1.4 million to cover identified restructuring costs in excess of the original charge of $11.5 million. These excess restructuring costs were a result of closing an additional facility, which was not part of the original restructuring plan. As of the March 30, 2003 all of these restructuring efforts have been completed and their costs recorded.

       Information relating to the restructuring charges is as follows (in millions):


                                                                                                       INCURRED
                                                                                                       THROUGH          BALANCE AT
                                                    INITIAL                            ADDITIONAL      MARCH 30,         MARCH 30,
                                                    ACCRUAL          RECLASS            ACCRUAL          2003              2003
                                                -------------     -------------     --------------   ------------       -----------
Impairment of goodwill and other intangibles    $        3.6               --                  --     $      3.6        $        --
Impairment of property, plant and equipment              1.9      $      2.3                   --            4.2                 --
Employee termination benefits                            3.8            (1.2)        $        1.2            3.8                0.8
Other direct costs                                       2.2            (1.1)                 0.2            1.3                 --
                                                -------------    -------------      --------------    -----------       ------------
                                                $       11.5     $       0.0        $         1.4     $     12.9        $       0.8
                                                =============    =============      ==============    ===========       ============

       In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit of Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002. In January 2003, the Company announced a restructuring initiative that will involve continuing consolidation of our operations network, resulting in a decrease in overall floor space and related overhead costs. Pre-tax charges related to the continuing restructuring efforts are projected to total approximately $15.0 million to $20.0 million and will be incurred through the end of fiscal 2005. In accordance with SFAS 146, these restructuring charges will be recognized when the liability is incurred. As of March 30, 2003 the Company has recognized $0.5 million of costs associated with this initiative.

       Information relating to the restructuring charges is as follows (in millions):


                                                           INCURRED
                                   EXPENSED AS OF           THROUGH             BALANCE AT
                                      MARCH 30,           MARCH   30,           MARCH 30,
                                        2003                 2003                 2003
                                   ----------------     ----------------   ------------------
Employee termination benefits       $          0.5       $          0.3     $            0.2
                                   ----------------     ----------------   ------------------
                                    $          0.5       $          0.3     $            0.2
                                   ================     ================   ==================

7.     SUBSEQUENT EVENTS

       On May 9, 2003, the Company completed an amendment to the Credit Agreement dated April 2, 2002. The amendment contains certain convents, which require the Company to maintain, among other things, a minimum fixed charge coverage ratio and interest coverage ratio and a maximum leverage ratio. If the Company does not comply with its covenants under the Credit Agreement, the maturity date of its obligations under the Credit Agreement could be accelerated. In conjunction with the amendment, we made a payment of $7.5 million in the third quarter, which will be applied to all of our required forth quarter debt payment, approximately half of our first quarter of fiscal 2004 payment, with the balance to be applied pro-rata based on our payments over the remainder of the agreement.

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

       o      Interventional devices and components; and

       o      Orthopedic devices and instruments.

COMPANY HISTORY

       During 1998, our co-founders, Richard J. Effress and William J. Kidd, established MedSource to identify business opportunities in the medical engineering and manufacturing services industry. We began operations when we acquired seven companies during March 1999 and have subsequently completed six additional acquisitions, most recently HV Technologies, or HVT, in January 2002 and Cycam Inc. in September 2002. (The other four acquisitions were completed before our year ended June 30, 2001.) The acquisition of HVT, a specialized manufacturer of polyimide and composite micro-tubing used in interventional and minimally invasive catheters, delivery systems and instruments, enabled us to expand our offering of proprietary manufacturing capabilities to our customers in the interventional device market. We acquired Cycam Inc. in September 2002. The acquisition of Cycam, a manufacturer of reconstructive implants and instruments, enhances our capabilities within plastic machining, propriety coating technology, clean room knitting and packaging along with multi axis machining. All of our acquisitions were accounted for using the purchase method of accounting.

       During June 2001, we completed a review of our manufacturing operations and support functions. Based on our evaluation of the unique and common characteristics of our various facilities, we determined that we could achieve over-all cost savings by closing or selling three of the facilities, thus improving capacity utilization and efficiency of the remaining facilities and recorded a charge of $11.5 million in connection with these closings. The Company recorded an additional $1.4 million of restructuring charges in the third quarter of fiscal 2003 because it ultimately closed or sold four facilities (and not three as originally intended).

       In January 2003, we announced a restructuring initiative that will involve continuing consolidation of our operations network, resulting in a decrease in overall floor space and related overhead costs. Pre-tax charges related to the continuing restructuring efforts are projected to total approximately $15.0 million to $20.0 million and will be incurred through the end of fiscal 2005. As of March 30, 2003 we had recognized $0.5 million of costs associated with this initiative.

RESULTS OF OPERATIONS

       REVENUES

       We recognize product revenues at the time products are shipped. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For three months ended March 30, 2003, service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectability from the customer. Reserves for returns and allowances are recorded against revenues based on management's estimates and historical experience.

       We target the sale of our products and services to medical device companies in four target markets. As we have continued to focus on these markets, our sales to non-medical customers as a percentage of our total revenues have been decreasing over time. Sales to non-medical customers were less than 2% of our total revenues during the three and nine-month periods ended March 30, 2003.

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

       Our top four customers accounted for 56% of our revenues for the nine months ended March 30, 2003, with three customers accounting for 27%, 13%, and 11% or our revenues respectively. We expect revenues from our largest customers to continue to constitute an increasing portion of our total revenues.

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

       The restructuring initiative we announced in January 2003 will result in a decrease in overall floor space and related overhead costs. Once fully implemented, the growth and restructuring imitative should generate cost savings of $6 million to $8 million on an annual basis. Pre-tax charges related to the continuing restructuring efforts are projected to total approximately $15 million to $20 million and will be incurred through the end of fiscal 2005.

THREE MONTHS ENDED MARCH 30, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

       Revenues for the three-month period ended March 30, 2003 totaled $44.5 million compared to $42.2 million for the same period of the prior year, an increase of 5.6%. The revenue increase was primarily due to our Cycam acquisition. Excluding the expected decline in shipments reported of non-medical products, the June 2001 company restructuring and increased revenue from the Cycam acquisition, our base medical business increased 6.0% compared to the prior year. These revenue gains were driven by higher demand across all major market segments.

       Cost of products sold for the three-month period ended March 30, 2003 totaled $34.0 million compared to $31.5 million for the three-month period ended March 31, 2002. The increase in cost of products sold resulted principally from the increase in volume compared to the prior year period and competitive pricing pressure.

       Gross margin was 23.6% for the three months ended March 30, 2003, compared to 25.3% for the same period of the prior year. The decrease is a result of costs associated with the transfer of production of certain products to other company facilities to achieve long-term operational efficiencies.

       Selling, general, and administrative expense for the three-month period ended March 30, 2003 totaled $8.4 million, or 18.8% of revenues, compared to $8.3 million, or 19.7% of revenues, for the same period of the prior year.

       As a result of impairment indicators, the Company initiated a goodwill impairment assessment during the three-month period ended March 30, 2003. As a result of this assessment, a $30.0 million non-cash impairment charge was recorded in the third quarter. The non-cash impairment charge amount may be adjusted when the analysis is finalized during the fourth quarter of 2003.

       Net interest expense totaled $0.6 million for the three-month period ended March 30, 2003 and $2.4 million for the same prior year period. This was due to both lower debt and interest rates from the prior period as a result of the March 2002 Initial Public Offering (IPO) and the debt refinancing in April 2002.

       Net loss attributed to common shareholders totaled $30.4 million, or $1.10 per share, compared with a loss of $28.7 million, or $4.01 per share, for the same prior year period.

NINE MONTHS ENDED MARCH 30, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

       Revenues for the nine-month period ended March 30, 2003 totaled $130.1 million compared to $114.3 million for the same period of the prior year, an increase of 13.8%, of which 9.3% was due to acquisitions and 4.5% stemmed from internal growth. Internal growth was driven by increased shipments of products in all of the company's market segments - surgical instrumentation, electomedical implants, interventional medicine and orthopedics. Excluding the already noted expected decline in shipments reported of non-medical products, the June 2001 company restructuring and increased revenue from the HVT and Cycam acquisitions, our base medical business increased 6.0% compared to the prior year.

       Cost of products sold for the nine-month period ended March 30, 2003 totaled $98.0 million compared to $86.1 million for the nine-month period ended March 31, 2002. The increase in cost of products sold resulted principally from the increase in volume compared to the prior year period.

       Gross margin was 24.7% for the nine months ended March 30, 2003, and 24.7% for the same period of the prior year.

       Selling, general, and administrative expense for the nine-month period ended March 30, 2003 totaled $24.5 million, or 18.8% of revenues, compared to $22.6 million, or 19.7% of revenues, for the same period of the prior year. The $1.9 million increase in SG&A resulted primarily from the impact of acquisitions.

       As a result of impairment indicators, the Company initiated a goodwill impairment assessment during the nine-month period ended March 30, 2003. As a result of this preliminary analysis, a $30.0 million non-cash impairment charge was recorded in the third quarter. The non-cash impairment charge amount may be adjusted when the analysis is finalized during the fourth quarter of 2003.

       Net interest expense totaled $1.8 million for the nine-month period ended March 30, 2003 and $7.2 million for the same prior year period. This was due to both lower debt and interest rates from the prior period as a result of the March 2002 IPO and the debt refinancing in April 2002.

       Net loss attributed to common shareholders for the nine-month period ended March 30, 2003 totaled $26.1 million, or $0.95 per share, compared with a loss of $35.6 million, or $6.06 per share, for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

       Our principal sources of liquidity are cash provided by operations and borrowings under our senior credit facility, which includes a $15 million unused revolving credit facility. To date, our principal uses of cash have been to finance capital expenditures, meet debt service requirements and finance acquisitions. We expect that these uses will continue in the future.

       On May 9, 2003, we amended our senior credit facility. The amendment contains certain convents, which require us to maintain, among other things, a minimum fixed charge coverage ratio and interest coverage ratio and a maximum leverage ratio. Consistent with credit facilities of this type, if we do not comply with the covenants in the credit facility, the maturity date of our obligations under the credit facility could be accelerated. In conjunction with the amendment, we made a payment of $7.5 million in the third quarter, which will be applied to all of our required forth quarter debt payment, approximately half of our first quarter of fiscal 2004 payment, with the balance to be applied pro-rata based on our payments over the remainder of the agreement.

       Management believes that current cash balances and cash generated from operations, combined with available borrowings under our senior credit facility, will be adequate to fund requirements for working capital, capital expenditures, and future expansion for the next 12 months.

       OPERATING ACTIVITIES

       Net cash provided by operating activities totaled $5.2 million for the nine months ended March 30, 2003 compared to $0.1 million for the prior year period. The increase in cash provided by operating activities over the prior year period was primarily the result of a $1.1 million loss on retirement of equipment, and a $2.0 million decrease in inventory, offset by a $1.8 million reduction in proceeds from the interest escrow fund received in the prior year period, which did not recur in the current period, as well as a $1.5 million increase in accounts receivable and a $3.2 million reduction in accounts payable and other accrued expenses.

       INVESTING ACTIVITIES

       Cash used in investing activities was $33.1 million for the nine months ended March 30, 2003, compared to $12.5 million for the prior year period. This increase was due to cash of $18.4 million used for the acquisition of Cycam. Cash paid for capital expenditures increased $2.5 million when compared to the prior year period. We expect capital expenditures in fiscal 2003 to be approximately $10 to $12 million.

       FINANCING ACTIVITIES

       Cash provided by financing activities was $3.8 million for the nine months ended March 30, 2003, compared to $92.0 million for the prior year period. The decrease over the prior period was primarily the result of a $96.3 million decrease of proceeds received from the sale of Series E preferred stock and common stock, offset by proceeds of $8.0 million from the acquisition line under our senior credit facility, in connection with the acquisition of Cycam.

CRITICAL ACCOUNTING POLICIES

       There has been no material change to the Critical Accounting Policies we disclosed in our annual report on Form 10-K for our year ended June 30, 2002.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

       Amounts outstanding under our senior credit facility bear interest at a floating rate. To reduce our exposure to interest rate risk, we entered into cap agreements to hedge our exposure to interest rate risk under this facility. Changes in the fair value of the caps will be recorded in Accumulated Other Comprehensive Loss in Stockholders' Equity. We had entered into a similar swap agreement in connection with amounts due under our old senior credit facility. The effect of a 10% increase in interest rates would have resulted in an immaterial increase in interest expense during our period ended March 30, 2003.

FOREIGN CURRENCY RISK

       Most of our sales and purchases are denominated in United States dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. Accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instrument for trading or speculative purposes. The effect of a 10% change in exchange rates as of March 30, 2003 would not have had a material impact on our operating results for the fiscal year then ended.

ITEM 4.       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we are required to filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

       During January 2003, we issued an aggregate of 46,923 shares of our common stock upon exercise of warrants issued to seven of the investors who had purchased our Series E preferred stock in 2001. The exercise price of the warrants was $0.01 per share, and each of the investors used a "cashless" exercise provision that enabled the investors to surrender the right to receive upon exercise of the warrants a number of shares of common stock with a value equal to the aggregate exercise price of the warrants and, as a result, surrendered the right to receive an aggregate of 73 shares. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5.       OTHER INFORMATION

       Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    The following exhibits are filed herewith:

       Exhibit
       Number     Description
       ------     -----------

         10.1 Waiver and Second Amendment to Credit Agreement dated as of May 9, 2003 among the registrant, its subsidiaries, Wachovia Bank, National Association and the lenders named therein
         99.1     Certificate of Chief Executive Officer
         99.2     Certificate of Chief Financial Officer

       (b) We did not file any reports on Form 8-K during the period covered by this quarterly report.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2003

                                          MEDSOURCE TECHNOLOGIES, INC.


                                          By:   /s/ Richard J. Effress
                                             -----------------------------------
                                                Richard J. Effress, Chairman
                                                and Chief Executive Officer

                                          By:   /s/ William J. Kullback
                                             -----------------------------------
                                                William J. Kullback
                                                Senior Vice President - Finance
                                                and Chief Financial Officer

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

Date:  May 14, 2003

                                                  /s/ Richard J. Effress
                                                --------------------------------
                                                Richard J. Effress
                                                Chairman of the Board and Chief
                                                   Executive Officer

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

Date:  May 14, 2003

                                                  /s/ William J. Kullback
                                                --------------------------------
                                                William J. Kullback
                                                Senior Vice President -- Finance
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX

       Exhibit
       Number     Description
       ------     -----------

         10.1 Waiver and Second Amendment to Credit Agreement dated as of May 9, 2003 among the registrant, its subsidiaries, Wachovia Bank, National Association and the lenders named therein
         99.1     Certificate of Chief Executive Officer
         99.2     Certificate of Chief Financial Officer