Form 10-K
period 2003-06-30
MEDSOURCE TECHNOLOGIES INC
filed 2003-09-26
CIK 1084726

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003
                                       OR
[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission file number 000-49702

                                   ----------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                Name of Each Exchange on Which
      Title of Each Class                               Registered
------------------------------               -----------------------------------
Common stock, par value $0.01                      Nasdaq National Market
        per share

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X] No:  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K: [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  [X] No:  [_]

     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $119,721,094 approximately, based on the closing sales price of $6.76 per share on the Nasdaq National Market on December 29, 2002. Shares of common stock held by each executive officer, director, holders of greater than 10% of the outstanding common stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing as of such date have been excluded in that such persons may have been deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate the number of shares outstanding of the registrant's common stock as of September 5, 2003: 28,822,266 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement relating to the registrant's 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.     Business...........................................................3
Item 2.     Properties........................................................25
Item 3.     Legal Proceedings.................................................25
Item 4.     Submission of Matters to a Vote of Security Holders...............25

                                     PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters...........................................................26
Item 6.     Selected Financial Data...........................................27
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................29
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk........40
Item 8.     Financial Statements and Supplementary Data.......................41
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..........................................71
Item 9A.    Controls and Procedures...........................................71

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant................71
Item 11.    Executive Compensation............................................71
Item 12.    Security Ownership of Certain Beneficial Owners and Management....71
Item 13.    Certain Relationships and Related Transactions....................71
Item 14.    Principal Accountant Fees and Services............................71

                                     PART IV

Item 15     Exhibits, Financial Statement Schedules and Reports on Form 8-K...71

Signatures....................................................................78

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

                                     PART I

ITEM 1.  BUSINESS

     We are an engineering and manufacturing services provider to the medical device industry. Our customers include many of the largest medical device companies in the world, such as Johnson & Johnson affiliates, Medtronic, and Boston Scientific as well as other large and emerging medical device companies. We provide engineering services, including product design, development and technology transfer, and manufacturing services, including device assembly, packaging, and precision component plastic and metal processing. In addition, we provide supply chain management services, including the sourcing of components that we do not manufacture internally, such as electronic circuitry, from third party suppliers for the devices we assemble for our customers. Through these products and services, we offer our customers an integrated outsourcing solution for their device development and manufacturing needs, delivering accelerated product development time and reduced costs, allowing them to focus on their core competencies such as research and sales and marketing. Examples of the medical devices and components we manufacture for our customers include minimally invasive surgical instruments, components for pacemakers and defibrillators, interventional catheters and guidewires, and orthopedic implants such as hips and knees.

     We began operations during March 1999 through the acquisition of seven companies with complementary capabilities and subsequently broadened our capabilities by completing six additional acquisitions through June 30, 2003. Since our launch, we have focused our efforts on integrating and growing our business and have made significant investments in our product design and development capabilities, sales and marketing teams, operations, quality systems and information technology infrastructure to support that growth. As of June 30, 2003, we had multiple manufacturing facilities located in various states as well as one located in Mexico with an aggregate of approximately 531,500 square feet and approximately 1,500 employees.

Our Products and Services

     We offer our customers a broad range of products and services for their medical engineering and manufacturing needs, including:

     . Engineering Services. Our program management, product design, design for manufacture and assembly, development and prototyping capabilities and manufacturing transfer services allow us to participate throughout the entire product development process to help reduce our customers' costs, accelerate product development times and secure ongoing manufacturing relationships. Equipping our facilities with rapid prototyping technologies and using these technologies across multiple disciplines (e.g., machining and plastic molding) is an important element of our product development services. In providing these services, our internal program management group, internal product design and development engineers and manufacturing transfer engineers provide our customers with expertise in desired disciplines.

     . Component Manufacturing. Precision metal and plastics processing are core elements of our manufacturing capabilities. Our metal manufacturing capabilities include milling, lathe turning, drilling, grinding, polishing, lapping, laser cutting, sintering, wire forming, stamping and precision metal injection manufacturing with materials as diverse as stainless steel, titanium, and shape memory alloys. Trends in the medical industry towards minimally-invasive surgical techniques have made our micro-machining capabilities increasingly important. These micro-machining capabilities include computer numerically controlled, or CNC, multi-axis and Swiss-machining, as well as electric discharge machining, or EDM. Our plastics manufacturing capabilities include precision tubing (dip coating and extrusion), molding (injection, insert and thermoforming) and machining, with a wide range of engineering polymer materials.

     . Product Assembly and Supply Chain Management Services. Our product assembly and supply chain management capabilities allow us to provide customers with completed medical devices and subassemblies. Our assembly capabilities include mechanical, electromechanical and instrumentation assembly, as well as functional testing, inspection, complex integration (with advanced materials), kitting and packaging. We utilize our supply chain management services to source components and services, either from internal operations or from third party suppliers, to facilitate our customers need for streamlined inbound logistics, as well as to provide vendor managed inventory services to facilitate outbound logistics management for our customers. Our assembly and supply chain management capabilities enable us to extend our vertically integrated manufacturing business and further distinguish us from suppliers with more limited capabilities.

     We provide our products and services to each of the following primary target markets:

     . Surgical Instrumentation - devices and components for both the minimally invasive and general surgery markets. Surgical devices are typically produced from metal or plastic components and, in the case of powered products, electronic components. We manufacture a variety of surgical device and component products for our customers for wound closure, endo-laparoscopy, electosurgery, arthoscopy, cardiac surgery, ophthalmology, and urogynecology applications.

     . Electro-Medical Implants - devices and components for active electronic implantable devices. These products are high precision and are typically produced from metal and plastic materials and electronic components. We manufacture a variety of component products and provide our customers with laser welding and device assembly services for use in cardiac rhythm management, or CRM, including pacemakers and defibrillators, neurostimulation, hearing assist, and implantable drug delivery markets.

     . Interventional - devices and components for vascular intervention. These products are typically produced from a combination of metal and plastic materials. We manufacture a variety of interventional products and components for our customers, including stent delivery catheters, steerable guidewires, diagnostic and therapeutic catheters and accessory devices for use in the cardiology, radiology, neuroradiology, vascular access and electrophysiology markets.

     . Orthopedics - implants and instruments for reconstructive, spinal and trauma procedures. We manufacture a variety of orthopedic implants from metal, plastic and ceramic materials for our customers, such as hips, knees, plates, rods, screws as well as procedural instruments for the placement of these implants.

Our Customer Solution

     Our medical engineering and manufacturing services enable our customers to concentrate their internal resources on research and development for new therapies and treatments and on marketing their product offerings. The key components of our customer solution are:

     . Provide an integrated outsourcing solution. By providing a comprehensive range of design, engineering, development, process technology, manufacturing and assembly and supply chain management capabilities, we offer our customers the ability to outsource all or part of the production of a device to a single provider. We have won several significant projects under which we design, manufacture and package finished devices for leading global medical device companies. In addition, we work closely with smaller, emerging medical device companies as their engineering and manufacturing partner.

     . Accelerate product development cycle time. Our experience in design engineering, collaborative product development and rapid prototyping positions us as a valuable resource early in the new product development process and enables critical processes to occur simultaneously, which reduces the overall time-to-market. We employ over 130 engineers of whom approximately 70 are devoted to supporting our customers' new product introductions. Our engineers provide technical expertise to transform our customers' concepts into finished devices that can be efficiently manufactured on a commercial scale.

     . Provide quality products and practices. Quality is of the highest importance to our customers due to the serious and costly consequences of product failure. We operate our facilities under a single integrated quality system. Each of these facilities has been certified by independent certification bodies to comply with the ISO 9001 quality management standard and ISO 13485 medical device-specific standard. In addition, each of our facilities has been registered with the Food and Drug Administration, or FDA, as a contract manufacturing facility, which establishes good manufacturing practice requirements for product design, manufacture, management, packaging, labeling, distribution and installation.

     . Reduce costs for customers. We reduce our customers' total costs associated with manufacturing by:

          -    designing for manufacture and assembly;

          -    managing a streamlined supply chain; and

          - delivering manufacturing processes that lower costs through increased efficiencies and continuous improvement efforts.

     In addition, by offering an integrated outsourcing solution encompassing design, engineering, manufacturing, assembly, sterilization and packaging, we are able to lower the total cost of the products that we deliver to our customers by designing optimal manufacturing processes and reducing coordination costs, redundant engineering and overhead related to quality and purchasing.

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

     The key elements of our business strategy include:

     . Continue to grow within core markets. We are focused on continued growth within our four core markets: surgical instrumentation, electro-medical implants, interventional products, and orthopedic implants and instruments. We believe that these markets present a promising growth opportunity, and we will continue to use a market-focused sales strategy to further penetrate these markets. Our existing customer relationships provide a foundation for future growth, and we also look for opportunities to expand our scope of services in these markets to provide an enhanced offering.

     . Strengthen our customer relationships by collaborating in the design and engineering of new products. Working closely with customers in the design and engineering of new products provides significant opportunity to anticipate customers' needs and secure ongoing manufacturing relationships. Increasingly, our customers provide only functional or system performance specifications and request that we provide much of the design and engineering specifications associated with new products or product modifications. Our ability to provide product design and development services enables us to secure long term manufacturing relationships for finished devices, sub-assemblies and components.

     . Drive additional component manufacturing business by continuing to expand our device assembly services. As we increase our assembly business, we have the opportunity to also increase our manufacturing of components because the assembler, or sub-assembler, of a device typically controls the source of the components used in that device. Our manufacturing capabilities position us well to produce many of the components for the products we assemble.

     . Focus on business excellence. We are committed to continuous improvement of our business processes and services, which we believe have already distinguished us as a leading high quality medical engineering and manufacturing services provider. We are implementing a strategy founded on the principles of employee excellence, technology deployment, six sigma quality-driven operations, an integrated low-cost manufacturing network, lean manufacturing and customer satisfaction. Our engineering and manufacturing competencies are supported and extended through continued investment in advanced process technologies.

     . Pursue product line transfers and acquisitions of customers' manufacturing assets. We believe that the transfer of the manufacturing responsibility for product lines and our acquisition of customer manufacturing facilities will provide a vehicle for substantial growth, as well as a mechanism to develop closer relationships with leading medical device companies. These transactions allow our customers to reduce capital employed and focus resources on their core competencies, including research and sales and marketing. We believe that product line transfers and asset acquisitions of this kind are becoming increasingly attractive to our customers. We have established a dedicated transfer team with well defined policies, procedures and protocols, which is staffed with experienced manufacturing engineers to support these activities.

     . Selectively acquire new companies. We plan to make select acquisitions of complementary medical engineering and manufacturing services providers that bring desired capabilities, customers or geographic coverage and either strengthen our position in our target markets or provide us with a significant presence in a new market. We have experienced business development personnel capable of identifying acquisitions and integrating these acquisitions into our operations. Since our formation through the acquisition of seven companies in March 1999, we have completed six additional acquisitions. We believe that we can create a competitive advantage through our ability to acquire and integrate acquisitions.

     . Increase competitiveness through operating cost reductions. We intend to pursue opportunities to lower our operating cost structure in an effort to become more profitable, which will allow us to pursue more growth opportunities. We plan to lower operating costs by increasing our plant utilization rates, which will reduce overhead expenses, and by transferring more manufacturing operations to our plant in Navojoa, Mexico. We believe that our operations in Navojoa, Mexico will provide us with a low cost growth platform.

     . Offer financial stability. We believe the medical engineering and manufacturing services industry includes over 3,000 companies, many of which have annual revenues of less than $5.0 million in medical device products. We believe our customers prefer working with large and stable medical engineering and manufacturing service providers such as MedSource, who can ensure a continuous supply of products and services. Additionally, we have the financial capability to allow us to respond rapidly to our customers' requirements, such as higher production volumes.

     We intend to continue to build our brand name and deploy our sales and marketing team, as well as to use our information technology infrastructure, to further implement our strategy. In addition, we believe that our scale and resources provide our customers with security and reliability.

Sales and Marketing

     Our sales organization uses a team approach that integrates the activities of approximately 40 account managers, technical service managers, customer support managers and project managers. Our sales teams are organized around our four major target markets. This team approach is designed to allow us to serve our customers while providing both a high level of market expertise and a single point of contact through each phase of a project. We believe this customer team approach distinguishes us by enabling us to handle complex projects involving outsourcing of completed medical devices from design to delivery.

     We have a group of technical service managers who are trained in our various manufacturing technologies and processes. These managers assist our customers' engineering groups and our sales professionals by specifying the best manufacturing technology for a particular device or component. These managers are supported by process experts in each of the facilities who provide functional expertise in each of the various manufacturing processes.

     Our market development team provides strategic marketing support to our sales and operations organizations. Market development helps align our sales and application engineering resources across our four key target markets and aligns their efforts with our manufacturing capabilities and capacity. In addition, this team plays an important role in tailoring our broad product and service offerings, including key account and market strategies, pricing strategies, capability bundling strategies, marketing campaigns.

     We invest significant resources to develop the MedSource brand name by participating in a number of medical related tradeshows, including medical design and manufacturing shows in the United States and Europe and by advertising our capabilities in a number of medical device and equipment industry magazines and trade publications.

Customers

     We serve leading medical device companies as well as many other private and public emerging medical device companies. During fiscal 2003, we had sales to over 230 medical device companies, and our customers include seven of the largest ten medical device companies (by revenues), including Johnson & Johnson affiliates, Medtronic, and Boston Scientific. Johnson & Johnson affiliates, Medtronic and Boston Scientific each accounted for more than 10% of our revenues during our year ended June 30, 2003.

     We work with our customers on a product by product basis and often work with many different divisions of our largest customers. To date, most of our new sales have been made to existing customers that, we believe, have typically ordered new products from us based upon their past experience and our capabilities. The products that we manufacture are made to order based on the customer's specifications and may be designed using our design and engineering services. Our customers retain ownership of and the rights to their product's design while we generally retain the rights to any of our proprietary manufacturing processes.

Information Technology

     We believe that our use of information technology will be a competitive advantage. We are installing the Oracle 11i enterprise resource planning, or ERP, system in all of our facilities. We successfully completed the implementation of the full ERP application at five sites, a company-wide order management system at all sites and an integrated financial reporting system at all locations. We are continuing to implement the full Oracle ERP application at the remainder of our manufacturing sites and introduce new productivity tools within the Oracle 11i application as appropriate. In addition, we have standardized our computer aided design, or CAD, and computer aided manufacturing, or CAM, software at our facilities.

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

Manufacturing

     We combine advanced manufacturing technology, such as CAD/CAM, with manufacturing techniques such as just-in-time manufacturing, and the "MedSource Business Excellence initiative," which we implemented during fiscal 2003. Just-in-time manufacturing is a production technique that minimizes work-in-process inventory and manufacturing cycle time while enabling delivery of products to customers in the quantities and time frame required. The MedSource Business Excellence initiative is a continuous improvement effort based on the principles of Six Sigma and lean manufacturing. We believe that the application of these principles will reduce total costs, improve cycle times, and improve working capital efficiency.

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

     We operate a multi-facility manufacturing network strategically located throughout the United States and in Mexico. We completed reviews of our manufacturing operations and support functions in fiscal 2001 and again in fiscal 2003. Based on our evaluation of the unique and common characteristics of our various facilities, we determined that we could reduce operating costs by closing several of our facilities, thus improving capacity utilization and efficiency of the remaining facilities. Criteria in our evaluation included current capacity utilization, uniqueness of manufacturing capabilities, current operating costs, difficulty and cost associated with relocation and recertification of key equipment, and customer supply requirements. We sold facilities in Pittsfield and East Longmeadow, Massachusetts during our fiscal year ended June 30, 2002. In addition, we initiated the shutdown of our facility in Danbury, Connecticut during our fiscal year ended June 30, 2002. We closed the Danbury facility during the fiscal year ended June 30, 2003. In conjunction with our plant rationalization during fiscal 2003 and 2002, we initiated the expansion of our manufacturing facilities located in Corry, Pennsylvania, Brooklyn Park, Minnesota, Laconia, New Hampshire, and Navojoa, Mexico to accommodate the transfer of selected products and product lines for specific medical companies.

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

     We use a combination of patents, licenses and trade secrets to establish and protect the proprietary rights to our technologies and products used in connection with precision metal injection manufacturing processes, guidewire technology, plastic tubing manufacturing processes, surgical instrumentation manufacturing processes, and surface texturing for implantable devices.

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

     We jointly own four United States patents in a surface texturing process to improve bone adhesion of medical implants in which we have the selling rights. These patents expire between 2010 and 2013. There is also a pending patent for a specialized process in which a third party would have exclusive rights to the process.

     In addition, we are a party to a license agreement with a third party pursuant to which we have obtained exclusive manufacturing and marketing rights, for the medical industry, to a patent in connection with the manufacture of thin sheet alginate membrane structures. This patent expires in 2019.

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

     Our existing or potential competitors include the internal operations of medical device companies themselves and other medical engineering and manufacturing services providers. Other medical engineering and manufacturing services providers currently compete in some but not all of the same target markets that we do. We believe that the medical engineering and manufacturing services industry is highly fragmented with over 3,000 companies that have limited manufacturing capabilities and limited sales and marketing expertise. Many of these 3,000 companies have less than $5.0 million in annual revenues from medical device companies.

Government Regulation

     We are a medical device and component engineering and manufacturing services provider. Some of the products that we manufacture may be considered finished medical devices, and the manufacturing processes used in the production of finished medical devices are subject to FDA regulatory- inspection and assessment, and must comply with FDA regulations, including its Quality System Regulation. The FDA quality system regulation establishes good manufacturing practice requirements for product design, manufacture, management, packaging, labeling, distribution, and installation for medical devices. Additional FDA regulations impose requirements for record keeping, reporting, facility and product registration, product safety and effectiveness, and product tracking. Failure to comply with these regulatory requirements may result in civil and criminal enforcement actions, including financial penalties, seizures, injunctions and other measures. Our products must also comply with state and foreign regulatory requirements. Also, in order to comply with regulatory requirements, our customers may wish to audit our operations to evaluate our quality systems. Accordingly, we routinely permit audits by our customers.

     In addition, the FDA and state and foreign governmental agencies regulate many of our customers' products as medical devices. FDA approval/clearance is required for those products prior to commercialization in the United States, and approval of regulatory authorities in other countries may also be required prior to commercialization in those jurisdictions. Moreover, in the event that we build or acquire additional facilities outside the United States, we will be subject to the medical device manufacturing regulations of those countries. Some other countries may rely upon compliance with United States regulations or upon ISO certification as sufficient to satisfy certain of their own regulatory requirements for a product or the manufacturing process for a product.

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

Access to SEC Filings

     Our SEC filings are available through the SEC web site at http://www.sec.gov, or through our web site at http://www.medsourcetech.com in the Investor Relations section under SEC filings. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet web site as soon as reasonably practicable after they are electronically filed with the SEC

                                  RISK FACTORS

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

     The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the surgical instrumentation, electro-medical implant, interventional and orthopedic markets that we target. Accordingly, our revenue and profitability are highly dependent on our relationships with a limited number of large medical device companies. In fiscal 2003, our top four customers accounted for approximately 56% of our revenues, with one customer accounting for 27% of our revenues, another accounting for 12% and a third customer accounting for 11% of our revenues. In fiscal 2002, our top four customers accounted for approximately 52% of our revenues, with one customer accounting for 25% of our revenues and another accounting for 12% of our revenues. In fiscal 2001, our top four customers accounted for approximately 41% of our revenues, with one customer accounting for 18% of our revenues and another accounting for 12% of our revenues. We provide products and services to several different divisions of our top customers. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure you that revenues from customers that have accounted for significant revenues in the past, either individually or as a group, will reach or exceed historical levels in any future period. The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

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

     Generally, we work with our customers on a project-by-project or purchase order-by-purchase order basis, without any long-term revenue, volume or other commitments to ensure us future business. Customer orders typically may be cancelled and volume levels may be changed or delayed at any time. We cannot assure you that we can replace delayed, cancelled or reduced projects with new business in a timely manner. Also, we may not fully recover our costs in connection with cancelled, delayed or reduced projects.

Our quarterly operating results fluctuate significantly, and if we fail to meet the expectations of securities analysts or investors, our stock price may decrease.

     Our operating results have fluctuated in the past from quarter to quarter and are likely to fluctuate significantly in the future due to a variety of factors, including:

     . the timing of actual customer orders and the accuracy of our customers' forecasts of future production requirements;

     . the introduction and market acceptance of our customers' new products and changes in demand for our customers' existing products;

     . changes in the relative portion of our revenue represented by our various products, services and customers, including the relative mix of our business across our target markets;

     . changes in competitive or economic conditions generally or in our customers' markets;

     .    changes in availability or costs of raw materials or supplies; and

     . demand for our products and services, which, during our limited operating history, has been higher than average during the last quarter of our fiscal year and lower than average during the first quarter of our fiscal year.

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

     We were formed in March 1999 through the acquisition of seven separate businesses. In January 2000, we acquired the business of Tenax Corporation; in February 2000, we acquired Apex Engineering; in May 2000, we acquired Thermat Precision Technology, Inc.; in December 2000, we acquired ACT Medical, Inc.; in January 2002, we acquired HV Technologies; and in September 2002, we acquired Cycam, Inc. As a result, we are experiencing rapid growth that could strain our managerial and other resources.

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

     Once acquired, the successful integration and operation of a business requires communication and cooperation among key managers, the transition of customer relationships, the management of ongoing projects of acquired companies and the management of new projects across previously independent facilities. Acquisitions also involve a number of other risks, including:

     .    the diversion of management attention;

     . difficulties in integrating the operations and products of an acquired business or in realizing projected operational results, synergies and cost savings;

     .    inaccurate assessments of undisclosed liabilities; and

     . potential loss of key customers or employees of the acquired businesses.

     Customer satisfaction or performance problems with an acquired company could also harm our reputation as a whole, and any acquired business could significantly underperform relative to our expectations. Because three of our acquisitions were completed in the past 36 months, we are currently facing all of these challenges and our ability to meet them over the long term has not been established. For all these reasons, our pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may adversely affect the realization of our strategic goals.

     In addition, while we anticipate cost savings, operating efficiencies and other synergies as a result of our acquisitions, the consolidation of functions and the integration of departments, systems and procedures present significant management challenges. We cannot assure you that we will:

     .    successfully accomplish those actions as rapidly as anticipated;

     . achieve the cost savings and efficiencies that we expect from our acquisitions;

     . successfully manage the integration of new locations or acquired operations;

     .    fully use new capacity; or

     . enhance our business as a result of any past or future acquisition, including those mentioned above.

     The acquisition of new operations can also introduce new types of risks to our business. For example, new acquisitions may require greater effort to address United States Food and Drug Administration, or FDA, regulation or similar foreign regulation.

We may face product liability claims that could result in costly litigation and divert the attention of our management.

     We may be exposed to product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our customers' products, whether or not such problems directly relate to the products and services we have provided. In some circumstances, we have agreements in place with our customers governing liability for product liability and recalls. Even where we have agreements with customers that contain provisions attempting to limit our damages, these provisions may not be enforceable or may otherwise fail to protect us from liability. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or require us to pay significant damages. The occurrence of product liability claims or product recalls could cause our results of operations to be adversely affected.

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

     We may experience decreasing prices for the products and services we offer due to:

     . pricing pressure experienced by our customers from managed care organizations and other third-party payors;

     . increased market power of our customers as the medical device industry consolidates; and

     . increased competition among medical engineering and manufacturing services providers.

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

     In addition, we believe the medical engineering and manufacturing services industry is very competitive and fragmented with over 3,000 companies, many of which are specialized. To the extent that medical device companies seek to outsource more of the design, prototyping and manufacturing of their products, we will face increasing competitive pressures to broaden our capabilities and grow our business in order to maintain our competitive position, and we may encounter competition from other companies with design, technological and manufacturing capabilities similar or superior to ours.

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

     As of June 30, 2003, goodwill represented approximately $96.6 million, or 44%, of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. We historically had recorded goodwill on our balance sheet and amortized it, generally on a straight-line basis over twenty years. We adopted Statement of Financial Accounting Standard, or SFAS, No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001. Goodwill is no longer amortized under generally accepted accounting principles as a result of SFAS No. 142. Instead, goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. We could be required to recognize reductions in our net income caused by the write-down of goodwill, if impaired, that if significant could materially and adversely affect our results of operations. For example, in fiscal 2003 we recorded a goodwill impairment charge of $37.7 million under SFAS No. 142. In addition, in fiscal 2001 we recognized a goodwill impairment charge of $2.6 million in conjunction with our fiscal 2001 restructuring plan.

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

     Among the factors that could affect our stock price are:

     .    industry trends and the business success of our customers;

     .    loss of a key customer;

     .    fluctuations in our results of operations;

     . our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future results of operations;

     . strategic moves by our competitors, such as product announcements or acquisitions;

     .    regulatory developments;

     .    litigation;

     .    general market conditions; and

     . other domestic and international macroeconomic factors unrelated to our performance.

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

     As of September 5, 2003, our executive officers and directors and principal stockholders and their affiliated entities controlled approximately 24% of our outstanding common stock. Accordingly, these stockholders, if they act together, will likely be able to control the composition of our board of directors and many other matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership also could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us.

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

     Additionally, we have adopted a rights agreement, commonly referred to as a "poison pill," that grants holders of our common stock preferential rights in the event of an unsolicited takeover attempt. These rights are denied to any stockholder involved in a takeover attempt, which has the effect of requiring cooperation with our board of directors. This may also prevent an increase in the market price of our common stock resulting from actual or rumored takeover attempts. The rights agreement could also discourage potential acquirors from making unsolicited acquisition bids.

ITEM 2.  PROPERTIES

     As of June 30, 2003, our principal operations were conducted at the following locations:

                                                        Approx.      Leased/
Location                                              Square Feet     Owned
--------------------------------------------------    -----------   ---------
Brimfield, Massachusetts..........................         30,000       Owned
Brooklyn Park, Minnesota..........................         74,000      Leased
Corry, Pennsylvania...............................         67,000      Leased
Englewood, Colorado...............................         36,000      Leased
Laconia, New Hampshire............................         41,000      Leased
Minneapolis, Minnesota (a)........................          7,000      Leased
Navojoa, Mexico...................................         38,000      Leased
Newton, Massachusetts.............................         65,000      Leased
Norwell, Massachusetts............................         39,000      Leased
Orchard Park, New York............................         41,000      Leased
Santa Clara, California...........................         10,000      Leased
Trenton, Georgia..................................         16,000      Leased
Trenton, Georgia..................................         32,500       Owned
Pittsburgh, Pennsylvania..........................         35,000       Owned
                                                      -----------
   Total..........................................        531,500
                                                      ===========
-----------
   (a)  Corporate offices.

     We believe these facilities and the manufacturing and assembly capacity they provide are adequate for our current needs. We believe we can either expand current facilities or acquire additional space when needed to meet increased demand requirements.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock

     Our common stock has traded on the Nasdaq National Market under the symbol "MEDT" since our initial public offering on March 27, 2002. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market:

                                                     High             Low
                                                  -----------      ----------
Fiscal Year 2002
--------------------------------------------
Third quarter (beginning March 27, 2002)          $     13.00      $    12.96
Fourth quarter                                          15.11            9.91

Fiscal Year 2003
--------------------------------------------
First quarter...............................            12.90            6.50
Second quarter..............................             9.34            6.45
Third quarter...............................             6.75            1.66
Fourth quarter..............................             4.53            1.46

     On September 5, 2003 there were approximately 200 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers. The last reported sale price of our common stock on the Nasdaq National Market on that date was $5.49 per share.

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

Recent Sales of Unregistered Securities

     During March 2003, we issued an aggregate of 6,910 shares of our common stock to five directors as payment of their $2,500 quarterly directors' fee. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act on 1933 as transactions not involving any public offering and Rule 506 thereunder.

     During June 2003, we issued an aggregate of 33,240 shares of our common stock upon exercise of warrants issued to one of the investors who had purchased our Series E preferred stock in 2001. The exercise price of the warrants was $0.01 per share, and the investor used a "cashless" exercise provision that enabled him to surrender the right to receive upon exercise of the warrants a number of shares of common stock with a value equal to the aggregate exercise price of the warrants and, as a result, surrendered the right to receive an aggregate of 93 shares. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act on 1933 as transactions not involving any public offering and Rule 506 thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected statement of operations data for our fiscal years ended June 30, 2003, June 30, 2002, June 30, 2001 and July 1, 2000 and for the period from March 31, 1999 (inception) through July 3, 1999 and balance sheet data as of the end of each such fiscal year.

                                                                                                              Period from
                                                                                                                March 31,
                                                                    Fiscal Year Ended                             1999
                                                              ----------------------------                    (inception)
                                                June 30,        June 30,        June 30,        July 1,         through
                                                  2003            2002            2001           2000         July 3, 1999
                                              ------------    ------------    ------------    ------------    ------------
                                                            (In Thousands, Except Share and Per Share Amounts)
Statement of Operations Data:
Revenues ..................................   $    177,298    $    158,899    $    128,462    $     89,352    $     21,968
Costs and expenses:
   Cost of products sold ..................        131,970         117,089          94,386          59,811          13,437
   Selling, general and administrative
    expense ...............................         33,495          29,876          26,199          21,167           4,458
   Amortization of goodwill and other
    intangibles ...........................            338             340           5,640           4,255           4,135
   Organization and start-up costs ........             --              --              --              --           4,981
   Impairment of intangible assets ........         40,000              --              --              --              --
   Restructuring charges ..................          3,724              --          11,464              --              --
                                              ------------    ------------    ------------    ------------    ------------
      Total costs and expenses ............        209,527         147,305         137,689          85,233          27,011
                                              ------------    ------------    ------------    ------------    ------------
Operating (loss) income ...................        (32,229)         11,594          (9,227)          4,119          (5,043)
Interest expense, net .....................         (2,669)         (7,671)        (10,213)        (10,682)         (2,658)
Loss on debt extinguishment ...............             --          (6,857)             --              --              --
Other (expense) income ....................           (100)         (4,782)             53              (7)           (289)
                                              ------------    ------------    ------------    ------------    ------------
Loss before income taxes ..................        (34,998)         (7,716)        (19,387)         (6,570)         (7,990)
Income tax (expense) benefit ..............           (267)            118             (70)            535           2,975
                                              ------------    ------------    ------------    ------------    ------------
Net loss ..................................        (35,265)         (7,598)        (19,457)         (6,035)         (5,015)
Preferred stock dividends and
 accretion of discount on preferred
 stock ....................................             --         (31,168)         (9,688)         (8,345)         (2,078)
                                              ------------    ------------    ------------    ------------    ------------
Net loss attributed to common
 stockholders .............................        (35,265)   $    (38,766)   $    (29,145)   $    (14,380)   $     (7,093)
                                              ============    ============    ============    ============    ============
Net loss per share attributed to
 common stockholders (basic and diluted) ..   $      (1.28)   $      (3.50)   $      (5.55)   $      (3.10)   $      (1.60)
                                               ============    ============    ============    ============    ============
Weighted average number of shares of
 common stock outstanding (basic and
 diluted) .................................     27,602,806      11,086,103       5,252,749       4,633,571       4,448,000
                                              ============    ============    ============    ============    ============

Balance Sheet Data (at end of period):
Cash and cash equivalents .................   $     10,781    $     38,268    $     20,289    $      2,210    $      1,808
Current assets ............................         64,426          85,204          58,242          28,282          18,109
Property and equipment, net ...............         52,752          42,045          38,873          34,956          21,550
Total assets ..............................        218,217         247,829         203,965         151,101         126,792
Total debt ................................         41,788          41,906          89,544          98,653          81,224
Mandatorily redeemable preferred stock                  --           1,974          98,867          22,293          16,250
Total stockholders equity (deficit) .......        156,081         186,320         (13,261)         15,072          21,248

     We began operations on March 30, 1999 through the acquisition of seven unaffiliated businesses, to whom we refer as our "predecessor companies." The following tables set forth certain historical financial data of six of the individual predecessor companies.

                                         Kelco          W.N. Rushwood, Inc.
                                      Industries,     d/b/a Hayden Precision
                                         Inc.              Industries
                                     -------------  ---------------------------
                                     Eleven Months                 Three Months
                                      Ended March    Year Ended    Ended March
                                          30,        December 31,      30,
                                         1999           1998          1999
                                     -------------  -------------  ------------
Statement of Operations Data
(in thousands):
Net sales..........................  $      22,877  $       9,777  $      2,227
Gross profit.......................          9,951          2,787           448
Operating expenses.................          2,784          1,072           195
                                     -------------  -------------  ------------
Operating income...................          7,167          1,715           253
Other income (expense).............             76           (241)         (100)
                                     -------------  -------------  ------------
Income before taxes................          7,243          1,474           153
Net income.........................  $       7,243  $       1,474  $        153
                                     =============  =============  ============
Balance Sheet Data (in thousands)
(at end of period)
Total assets.......................  $      18,962  $       7,066  $      7,206
Long-term debt.....................             --          3,174         3,744
Stockholders' equity...............         16,215          1,685         1,753

                                                                           National Wire and
                                      The MicroSpring Company, Inc.          Stamping, Inc.
                                      -----------------------------   ---------------------------
                                                      Three Months                   Three Months
                                       Year Ended      Ended March     Year Ended    Ended March
                                       December 31,        30,        December 31,        30,
                                          1998            1999            1998           1999
                                      -------------   -------------   ------------   ------------
Statement of Operations Data
(in thousands):
Net sales...........................  $      10,176   $       1,792   $      8,619   $      1,636
Gross profit........................          2,896             394          3,618            669
Operating expenses..................          3,343           1,314          3,057            800
                                      -------------   -------------   ------------   ------------
Operating (loss) income.............           (447)           (920)           561           (131)
Other income (expense)..............            (32)              1            126            125
                                      -------------   -------------   ------------   ------------
Income before taxes.................           (479)           (919)           687             (6)
Income taxes........................              7               3            264             45
                                      -------------   -------------   ------------   ------------
Net (loss) income...................  $        (486)  $        (922)  $        423   $        (51)
                                      =============   =============   ============   ============
Balance Sheet Data (in thousands)
(at end of period)
Total assets........................  $       3,984   $       3,895   $      4,373   $      3,250
Long-term debt......................            250              --            107             --
Stockholders' equity................          2,990           3,076          2,757          2,664

                                             Portlyn Corporation              Texcel, Inc.
                                      -----------------------------   ---------------------------
                                                      Three Months                   Three Months
                                       Year Ended      Ended March     Year Ended    Ended March
                                       December 31,        30,        December 31,        30,
                                          1998            1999            1998           1999
                                      -------------   -------------   ------------   ------------
Statement of Operations Data
(in thousands):
Net sales...........................  $       5,773   $       1,180   $      6,184   $      2,045
Gross profit........................          2,573             473          2,295            941
Operating expenses..................          2,572             522            952            270
                                      -------------   -------------   ------------   ------------
Operating income (loss).............              1             (49)         1,343            671
Other expense.......................            (74)            (14)           (68)           (11)
                                      -------------   -------------   ------------   ------------
Income before taxes.................            (73)            (63)         1,275            660
Income taxes........................             --              --             15             14
                                      -------------   -------------   ------------   ------------
Net income (loss)...................  $         (73)  $         (63)  $      1,260   $        646
                                      =============   =============   ============   ============

Balance Sheet Data (in thousands)
(at end of period)
Total assets........................  $       1,886   $       1,818   $      3,278   $      3,363
Long-term debt......................             82              75            451            770
Stockholders' equity................            578             514          2,009          1,265

                                      -27-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We provide product development and design services, precision metal and plastic part manufacturing, product assembly services and supply chain management. We provide our products and services to each of the following primary target markets:

     .    Surgical Instrumentation devices and components;

     .    Electro-Medical Implant devices and components;

     .    Interventional devices and components; and

     .    Orthopedic implants and instruments.

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

     Since our initial acquisitions, we had acquired six additional businesses through June 30, 2003. We acquired Tenax in January 2000, Apex Engineering in February 2000 and Thermat Precision in May 2000. The acquisition of Tenax provided injection molding capability, the acquisition of Thermat added injection molding and precision metal injection manufacturing capabilities to our operations, enabling us to manufacture low cost precision stainless steel components, and the acquisition of Apex Engineering provided mold design and plastic injection molding and mold making capabilities. We acquired ACT Medical in December 2000. The acquisition of ACT Medical enhanced our product design and development engineering expertise and provided a low cost assembly operation in Mexico. We acquired HV Technologies, or HVT, in January 2002. The acquisition of HVT, a specialized manufacturer of polyimide and composite micro-tubing used in interventional and minimally invasive catheters, delivery systems and instruments, enabled us to expand our offering of proprietary manufacturing capabilities to our customers in the interventional device market. We acquired Cycam Inc. in September 2002. The acquisition of Cycam, a manufacturer of reconstructive implants, provided us with complimentary capabilities of plastic machining, surface coatings, near net shape forging and sterilized packaging and kitting of orthopedic implants. Cycam also had strong relationships with several leading orthopedic companies where we had only a minor presence. All of our acquisitions were accounted for using the purchase method of accounting.

Restructuring Activity

     During fiscal 2003, we performed a comprehensive review of our manufacturing operations and support functions to consolidate facilities in an effort to achieve greater economies of scale. As a result of this analysis we identified opportunities to further restructure our operations. We estimate the total cost of this restructuring plan will be approximately $15.0 - $20.0 million and we expect to incur these charges through fiscal 2005. As of June 30, 2003 we had incurred $1.3 million in charges related to this restructuring plan. In addition, we estimate that we will invest $1.7 million in plant and equipment to ensure the facility consolidation does not disrupt operations. During fiscal 2004 and fiscal 2005, we expect to incur $5.8 - 8.3 million and 7.9 - $10.4 million, respectively, in restructuring charges related to this plan. $5.8 - $8.3 million and $7.9 - $10.4

     During June 2001, we completed the first review of our manufacturing operations and support functions. Based on our evaluation of the unique and common characteristics of our various facilities, we determined that we could achieve over-all cost savings by closing three of the facilities, thus improving capacity utilization and efficiency of the remaining facilities. We sold our facilities in Pittsfield and East Longmeadow, Massachusetts during our fiscal year ended June 30, 2002. During fiscal 2003 we shut down our Danbury, Connecticut facility. In addition, during fiscal 2003 management decided to close a fourth facility located in Redwood City, California as part of this restructuring plan. This decision led to additional restructuring charges during fiscal 2003.

Results of Operations

     Revenues

     We primarily recognize product revenue at the time products are shipped. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For fiscal 2003, service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectability from the customer. Reserves for returns and allowances are recorded against revenues based on management's estimates and historical experience.

     We target the sale of our products and services to medical device companies in four target markets. As we have continued to focus on these markets, our sales to nonmedical customers as a percentage of our total revenues have been decreasing over time. Sales to nonmedical customers were approximately 2% of our total revenues for the year ended June 30, 2003. We expect sales to nonmedical customers as a percentage of our total revenues to continue to decrease in the future.

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

     Our top four customers accounted for 56% of our revenues for the year ended June 30, 2003, with one customer accounting for 27% of our revenues, another accounting for 12%, and a third customer accounting for 11% of our revenues. For the year ended June 30, 2002, our top four customers accounted for 52% of our revenues, with one customer accounting for 25% of our revenues and another accounting for 12% of our revenues. We expect revenues from our largest customers to continue to constitute a significant portion of our total revenues.

     We primarily derive our revenues from serving leading medical device companies. These customers are typically large companies with substantial market share in one or more of our four target markets, and we believe that expanding our relationships with these customers represents our most important revenue opportunity. As a result, we devote significant sales efforts to securing additional business from the business units and product lines of the leading medical device companies that we currently serve, as well as developing business with other business units and product lines of these customers. As we increasingly focus on serving customers and expanding our offerings to them by developing or acquiring additional engineering and manufacturing capabilities, we expect the percentage of revenues we derive from these customers to increase over time, as compared with revenues from non-medical device companies. We also intend to continue to selectively pursue promising opportunities with emerging medical device companies.

     As discussed above, we have acquired six businesses since we began operations during March 1999. A substantial portion of our revenue growth to date has been attributable to the addition of these acquired companies' revenues. In the periods following these acquisitions, we have grown our revenues by offering our existing customers access to our newly acquired engineering and manufacturing capabilities, as well as by offering the customers of the acquired businesses access to our existing capabilities. We generally have retained the medical device customers of the companies that we have acquired, but have selectively discontinued business with customers of the acquired businesses that did not fit our strategic focus of serving leading and select emerging medical device companies in our four target markets or related medical fields. We expect to continue to make select acquisitions of complementary medical engineering and manufacturing services providers that bring desired capabilities, customers and / or geographic coverage that either strengthens our position in our target markets or provide us with a significant presence in a new market.

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

     Gross margins as a percentage of revenues for the years ended June 30, 2003 and 2002 were 25.6% and 26.3%, respectively. Our margins are driven by sales mix between devices and components as well as the respective product mixes within our various product categories. Historically, our component business produced strong gross margins. When we were initially formed during March 1999, we were predominately a components supplier. However, in order to expand the scope of our services and accelerate revenue growth, we aggressively pursued opportunities for the assembly of completed devices, which generally have higher material content and a lower value added content, resulting in slightly lower gross margins but with lower capital investment.

     Selling, general and administrative expense includes support of our facilities for production and shipments to the customer as well as strategic investments in our sales and marketing, operations and quality teams, and our corporate support staff.

     We have accounted for all of our acquisitions by using the purchase method of accounting. Through our year ended June 30, 2001, we amortized goodwill and other intangibles attributable to our acquisitions and incurred associated amortization expense. Effective July 1, 2001, in connection with our adoption of SFAS No. 142," Goodwill and Other Intangibles," we no longer amortize goodwill. Instead, we periodically test goodwill and intangibles for impairment and record an expense if those assets become impaired, as further discussed under "--Recent Accounting Pronouncements."

Comparison of Fiscal Years Ended June 30, 2003 and June 30, 2002

     Revenues for our fiscal year ended June 30, 2003 totaled $177.3 million compared to $158.9 million for the fiscal year ended June 30, 2002, an increase of 12%. Approximately 5% of this increase was due to the acquisition of Cycam, with the other 7% due to internal growth. Our internal, or organic, growth was primarily driven by strength in our surgical instrumentation market, orthopedics market, and our electro-medical implant market. A small portion of our internal growth also resulted from new surgical instrumentation and interventional business that we secured by offering our existing customers additional manufacturing capabilities that we acquired.

     Cost of products sold for the fiscal year ended June 30, 2003 totaled $132.0 million compared to $117.1 million for the fiscal year ended June 30, 2002. The increase in cost of products sold resulted principally from the increased revenues over the prior fiscal year.

     Gross margins for the fiscal year ended June 30, 2003 were 25.6% compared to 26.3% for the year ended June 30, 2002. Our margins are driven by the sales mix between devices and components and the respective product mixes within our various product categories.

     Selling, general and administrative expense was $33.5 million, or 18.9% of revenues, for the fiscal year ended June 30, 2003 and $29.9 million, or 18.8% of revenues, for the fiscal year ended June 30, 2002. The $3.6 million fiscal 2003 increase was primarily the result of the Cycam acquisition, continued investment in information technology systems, and new investments in engineering services and business excellence programs.

     Amortization of intangibles was $0.3 million for the fiscal years ended June 30, 2003 and June 30, 2002.

     During fiscal 2003, we reduced our revenue forecast. Since the reduction in forecasted revenue indicated that our goodwill and intangible assets might be impaired we performed an impairment test using the income approach. We compared the present value of the estimated future cash flows of our business to the carrying value of net assets. This analysis indicated that our goodwill and intangible assets were impaired. Therefore, with the help of external sources, we evaluated the fair value of our net assets as if we were being purchased in a business combination. We recognized a $37.7 million goodwill impairment charge and a $2.3 million impairment charge related to our intangible assets.

     Restructuring charges for the fiscal year ended June 30, 2003 were $3.7 million. These charges were related to our previously announced growth and restructuring plan as well as additional charges incurred related to our fiscal 2001 restructuring plan. The additional charges related to our fiscal 2001 restructuring plan were caused by a decision to shutdown our Redwood City, California plant. No such charges were incurred during fiscal 2002.

     Net interest expense was $2.7 million for the fiscal year ended June 30, 2003, compared to $7.7 million for the fiscal year ended June 30, 2002. This decrease was due primarily to the lower amounts outstanding under our senior credit facility during the most recent fiscal year.

     During our fiscal year ended June 30, 2002, we also incurred a loss on debt extinguishment of $6.9 million as a result of the repayment of our subordinated debt and the debt under our old senior credit facility. The loss included a write off of $5.5 million in unamortized financing costs and discounts and a $1.4 million prepayment fee. No such loss was recorded during our fiscal year ended June 30, 2003.

     Other expenses for fiscal 2003 totaled $0.1 million compared to other expenses of $4.8 million for the prior year. During fiscal 2002 we incurred a $1.9 million interest rate swap breakage fee associated with the repayment of debt and $2.9 million for service agreements terminated in conjunction with our initial public offering.

     We incurred charges related to the accrual of dividends and accretion of discount on preferred stock of $31.2 million for our fiscal year ended June 30, 2002. This charge was mainly due to charges incurred in connection with the conversion of these shares into common stock in conjunction with our initial public offering.

     Net loss attributed to common stockholders for fiscal 2003 totaled $35.3 million, or $1.28 per share, while net loss attributed to common stockholders for fiscal 2002 was $38.8 million, or $3.50 per share.

Comparison of Fiscal Years Ended June 30, 2002 and June 30, 2001

     Revenues for our fiscal year ended June 30, 2002 totaled $158.9 million compared to $128.5 million for the fiscal year ended June 30, 2001, an increase of 24%. Approximately 15% of this increase was due to the acquisitions of HVT and ACT Medical, with the other 9% due to internal growth. Our internal, or organic, growth was primarily driven by strength in our surgical instrumentation market, orthopedics market, as well as strength in our electro-medical implant market. A small portion of our internal growth also resulted from new surgical instrumentation and interventional business that we secured by offering our existing customers additional manufacturing capabilities that we acquired.

     Cost of products sold for the fiscal year ended June 30, 2002 totaled $117.1 million compared to $94.4 million for the fiscal year ended June 30, 2001. The increase in cost of products sold resulted principally from the increased revenues over the prior fiscal year.

     Gross margins for the fiscal year ended June 30, 2002 were 26.3% compared to 26.5% for the year ended June 30, 2001. Our margins are driven by the sales mix between devices and components and the respective product mixes within our various product categories.

     Selling, general and administrative expense was $29.9 million, or 18.8% of revenues, for the fiscal year ended June 30, 2002 and $26.2 million, or 20.4% of revenues, for the fiscal year ended June 30, 2001. The $3.7 million increase was due to the selling, general and administrative expense attributable to the business of HVT, which we acquired during January 2002, and the business of ACT Medical, which we acquired during fiscal 2001.

     Net interest expense was $7.7 million for the fiscal year ended June 30, 2002 compared to $10.2 million for the fiscal year ended June 30, 2001. This decrease was due primarily to the lower amounts outstanding under our senior credit facility during the fourth quarter of our fiscal year ended June 30, 2002.

     Other expense for the year totaled $4.8 million compared to other income of $0.1 million for the prior year. The increase is a result of two charges, $1.9 million of interest rate swap breakage fees associated with the repayment of debt and $2.9 million for service agreements terminated in conjunction with our initial public offering.

     During our fiscal year ended June 30, 2002, we also incurred a loss on debt extinguishment of $6.9 million as a result of the repayment of our subordinated debt and the debt under our old senior credit facility. The loss included a write off of $5.5 million in unamortized financing costs and discount and a $1.4 million prepayment fee.

     We incurred charges related to the accrual of dividends and accretion of discount on preferred stock of $31.2 million for our fiscal year ended June 30, 2002, compared to $9.7 million for our fiscal year ended June 30, 2001. The increase was mainly due to charges in connection with the conversion of these shares into common stock in conjunction with our initial public offering.

     Net loss attributed to common stockholders for fiscal 2002 totaled $38.8 million, or $3.50 per share, while net loss attributed to common stockholders for fiscal 2001 was $29.1 million, or $5.55 per share.

Liquidity and Capital Resources

     Our principal sources of liquidity are cash provided by operations and borrowings under our senior credit facility, which includes a $15 million unused revolving credit facility. Our cash is primarily used to finance acquisitions, meet debt service requirements, finance capital expenditures, and fund working capital requirements. We expect that these uses will continue in the future.

     Management believes that current cash balances and cash generated from operations, combined with available borrowings under our senior credit facility, will be adequate to fund requirements for working capital, capital expenditures, and future expansion through fiscal 2004.

     Operating Activities

     Net cash provided by operating activities totaled $9.4 million for the year ended June 30, 2003 compared to net cash used in operating activities of $7.8 million for the prior year. The increase in cash provided by operating activities over the prior year period is primarily the result of an $8.2 million improvement in net operating asset management, and a $8.6 million decrease in net cash losses from operations.

     Investing Activities

     Cash used in investing activities was $35.3 million for the year ended June 30, 2003, compared to $14.7 million for the year ended June 30, 2002. This increase was due to an increase in cash paid for acquisitions of $16.3 million over the prior year period, as a result of the acquisition of Cycam in fiscal 2003. Cash paid for capital expenditures was up $4.2 million when compared to the prior year period. We expect capital expenditures in fiscal 2004 to be approximately $9.5 million.

     Financing Activities

     Cash used in financing activities was $1.5 million for the year ended June 30, 2003 compared to $40.4 million provided by financing activities for the year ended June 30, 2002. The $41.6 million decrease was primarily due to IPO proceeds received during fiscal 2002. However, this decrease was partially offset by $8.0 million of proceeds from our acquisition line and $3.8 million in proceeds from a sale-leaseback of manufacturing equipment in fiscal 2003. No transactions of this nature were recognized in fiscal 2002.

     Off-Balance Sheet Arrangements

     We do not have any "off-balance sheet arrangements" (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

     Commitments

     As of June 30, 2003, we had the following future contractual cash commitments:

                                                                            Payments Due by Period
                                                                            ----------------------
                                                   Total          1 Year        2-3 Years       4-5 Years      After 5 Years
                                               ------------    ------------    ------------    ------------    -------------
                                                                            (Dollars in Millions)
Long-term debt (a) .........................   $     36,500    $      6,427    $     20,369    $      9,704    $          --
Capital lease obligations ..................          5,288           1,326           2,647           1,315               --
Operating leases ...........................         25,690           3,329           5,307           4,397           12,657
                                               ------------    ------------    ------------    ------------    -------------
Total future contractual cash obligations ..   $     67,478    $     11,082    $     28,323    $     15,416    $      12,657
                                               ============    ============    ============    ============    =============

(a)  All  long term debt is  described  below  under the  caption "-- Senior
     Credit Facility."

     As of June 30, 2003, we had $2.0 million of future commercial commitments, related to our capital leases, that may result in future cash outflows. These commitments are letters of credit and will expire in accordance with our capital lease expiration dates.

     Senior Credit Facility

     In fiscal 2003, we amended our senior credit facility to provide relief from certain of our debt covenants. The amendment reduced our revolving credit facility to $15.0 million from $25.0 million. Prior to the amendment, we also had a $40.0 million term loan and an $8.0 million acquisition loan under the senior credit facility (earlier in fiscal 2003, we had borrowed $8.0 million under the acquisition line (which is no longer available) to finance our acquisition of Cycam). In conjunction with the amendment of the credit facility, we made a payment of $7.5 million. Of the $7.5 million payment, $6.5 million represented a payment on the $40.0 million term loan and the remainder was applied toward the acquisition loan. All loans under our amended senior credit facility will mature in fiscal 2007.

     During fiscal 2004, we will be required to make payments under the term loan of $5.0 million payable in quarterly installments. During fiscal 2005, fiscal 2006, and fiscal 2007, we will be required to make payments of $7.4 million, $9.2 million, and $7.9 million, respectively, each also payable in quarterly installments. During fiscal 2004, we will also be required to make payments under the acquisition loan of $1.4 million, also payable in quarterly installments. During fiscal 2005, fiscal 2006, and fiscal 2007, we will be required to make payments of $1.6 million, $2.2 million, and $1.8 million on the acquisition loan, each also payable in quarterly installments.

     At our option, interest rates applicable to loans under our new senior credit facility will be either:

     . The greater of the bank's prime rate plus a margin, which depends upon our leverage ratio, ranging from 50 to 175 basis points, or

     . LIBOR plus a margin, which depends upon our leverage ratio, ranging from 225 to 350 basis points.

     We have entered into an interest rate cap agreement to protect against interest rate fluctuations with respect to the term loans outstanding under our senior credit facility. This agreement, executed with a highly-rated financial counter-party, provides for the counter-party to make payments to us in the event that a reference floating rate index exceeds an agreed-upon fixed rate. Changes in the fair value of the interest rate cap agreement are accounted for as a cash flow hedge.

     The amended senior credit facility contains affirmative and negative covenants and limitations, including, but not limited to, required minimum coverage of our obligations to pay interest and incur fixed charges, restrictions on our ability to pay dividends, make other payments and enter into sale transactions, limitations on liens, limitations on our ability to incur additional indebtedness and agreements that we use excess cash on hand and proceeds from future equity issuances to pay down our senior credit facility. Consistent with credit facilities of this type, if we do not comply with the covenants in the credit facility, the maturity date of our obligations under the credit facility could be accelerated. In addition, we also need the consent of the lender's to make any acquisition in which we pay more than $10.0 million (including more than $5.0 million in cash, deferred payments and the assumption of debt) or pay more than $20.0 million (including more than $10.0 million in cash, deferred payments and the assumption of debt) for all of the acquisitions that we complete during any fiscal year.

     The amended senior credit facility is secured by all of our assets and contains various events of default, including, but not limited to, defaults upon the occurrence of a change of control of MedSource and defaults for non-payment of principal interest or fees, breaches of warranties or covenants, bankruptcy or insolvency, ERISA violations and cross-defaults to other indebtedness.

     Issuances of Preferred Stock for Cash

     In fiscal 2001, we received an aggregate of $5.5 million from the issuance of our Series E preferred stock, and we received an additional $0.5 million in January 2002. In connection with these issuances, we also issued warrants to purchase an aggregate of 200,000 shares of our common stock at $0.01 per share. The proceeds from the Series E preferred stock were used to help finance the acquisition of HVT. During April 2002 we redeemed 4,065 shares of the 6,000 outstanding shares. The remaining 1,935 shares were redeemed during August 2002.

Quarterly Results

     The following tables set forth selected unaudited quarterly consolidated financial information for the eight quarters ended June 30, 2003. This unaudited quarterly consolidated information, in the opinion of management, includes all adjustments necessary for a fair presentation of such information in accordance with generally accepted accounting principles. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

     We have completed six acquisitions since July 1, 2000, but the quarterly consolidated financial information set forth below is presented on an actual historical basis, not on a pro forma basis for any of those acquisitions. The increase in revenues over the periods presented resulted from both acquisitions and growth in our base business. In addition, during our limited operating history, excluding the impact of acquisitions, we have experienced higher than average revenues during the last quarter of our fiscal year and lower than average revenues during the first quarter of our fiscal year, but we cannot predict whether this will continue.

                                                                 Quarter Ended
                                     September    December   March 30,    June 30,   September    December   March 30,    June 30,
                                     30, 2001     30, 2001     2002         2002     29, 2002     29, 2002     2003         2003
                                     ---------------------------------------------------------------------------------------------
                                                                             (In Millions)
Statement of Operations Data:
Revenues ..........................  $    33.9   $    38.3   $    42.2   $    44.6   $    41.0   $    44.6   $    44.5   $    47.2
Cost and expenses:
Cost of products sold .............       26.1        28.5        31.5        31.0        30.8        33.2        34.0        34.0
Selling, general and
   administrative expense .........        6.4         7.7         8.2         7.6         7.9         8.0         8.3         9.3
Amortization of
   goodwill and other intangibles..        0.1         0.1         0.1         0.1         0.1         0.1         0.1          --
Impairment of goodwill
   and other intangibles(a) .......         --          --          --          --          --          --        30.0        10.0
Restructuring charge(b) ...........         --          --          --          --          --          --         1.9         1.8
                                     ---------------------------------------------------------------------------------------------
Operating Income (loss) ...........        1.3         2.0         2.4         5.9         2.2         3.3       (29.8)       (7.9)
Interest expense, net .............       (2.5)       (2.4)       (2.3)       (0.4)       (0.5)       (0.7)       (0.6)       (0.9)
Extraordinary loss ................         --          --          --        (6.9)         --          --          --          --
Other expense .....................         --          --        (2.9)       (1.9)         --          --          --        (0.1)
Income tax benefit (expense) ......         --          --          --         0.1          --          --          --        (0.3)
Net loss ..........................  $    (1.2)  $    (0.4)  $    (2.8)  $    (3.2)  $     1.7   $     2.6   $   (30.4)  $    (9.2)
                                     =========   =========   =========   =========   =========   =========   =========   =========

----------

<F1>
(a) Effective at the beginning of fiscal 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. During the third quarter of fiscal 2003 we performed an impairment test on our goodwill and certain other intangible assets because of the presence of impairment indicators. The impairment test indicated that a significant impairment of our goodwill and other intangible assets had occurred and as a result we recognized impairment charges of $30.0 million and $10.0 million in the third and fourth quarter of fiscal 2003, respectively.
<F2>
(b) In January 2003, we completed a strategic review of our manufacturing operations and support functions. Based on this review and with board approval, we began actions to eliminate redundant facilities. These actions resulted in pre-tax charges of $1.9 million and $1.8 million during the third and fourth quarter of fiscal 2003, respectively. The charges included employee termination benefits of $2.6 million and other exit costs of $1.1 million.

Critical Accounting Policies

     Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions. Our accounting policies that require management to apply significant judgment include:

     . Allowances for doubtful accounts. We specifically analyze our accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends, when evaluating the adequacy of our allowance for doubtful accounts. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. We are not able to predict changes in our customers' financial condition. If the condition of our customers deteriorates we may have to update our estimates, which could have a material adverse effect on our financial condition. As of June 30, 2003, we had $0.8 million reserved against our accounts receivable.

     . Excess and obsolete inventories. We state our inventory at the lower of first-in first-out cost or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next six to nine months. Generally, our inventory reserve requirements decrease as demand increases. Likewise, as demand decreases our inventory reserve requirements increase. Any significant unanticipated changes in demand due technological obsolescence, product life cycles, or declining market conditions could have a significant impact on the value of our inventory and our reported operating results.

     . Impairment of goodwill and other intangibles. We adopted SFAS 142, Goodwill and Other Intangible Assets, during fiscal 2002. We are required to test goodwill for impairment annually or at other times if indicators of impairment exist that indicate the carrying value of our goodwill may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill associated with the reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying value of the reporting unit goodwill. Any excess in the carrying amount of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the reporting unit was determined using the income approach. Under the income approach, fair value is determined by estimating the present value of the future economic benefits to be derived from the reporting unit. We have concluded that we have one reporting unit for purposes of this impairment test. The income approach requires significant estimates of future cash flows. Future adverse changes in business or market conditions could negatively affect our future cash flows and impair the value of our goodwill. See
          Note 6 to the Consolidated Financial Statements in

          Item 8 of this form 10-K for information about the results of the goodwill impairment tests. As of June 30, 2003, $96.6 million of goodwill remained on our balance sheet, which represents 44.3% of our total assets.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long -Lived Assets to Be Disposed Of." Though SFAS No. 144 retained the basic guidance of SFAS No. 121, regarding when and how to measure an impairment loss, it provided additional implementation guidelines. We adopted this statement in the first quarter of fiscal 2003 and do not believe its adoption will have a material impact on our financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical corrections. SFAS No. 145 required us to reclassify the fiscal 2002 $6.9 million loss on debt extinguishment as a loss from continuing operations rather than an extraordinary item. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Accordingly, we adopted this standard beginning in the first quarter of fiscal 2003. The reclassification will have no impact on our net loss, cash flows or financial position.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 superseded Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between SFAS No. 146 and EITF 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires that a liability be recognized for cost associated with an exit or disposal activity when the liability is incurred. EITF 94-3 allowed a liability related to an exit or disposal activity to be recognized on the date the entity committed to an exit plan. We adopted this standard on January 1, 2003, which was the standards effective date. The standard did not materially impact our consolidated financial results or financial position upon adoption, but will impact the timing of when we recognize expected restructuring charges in future periods.

     In November of 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for interim or annual periods ended after December 31, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the initial recognition and measurement provisions as well as the disclosure provisions of Interpretation No. 45 during the third quarter of fiscal 2003. The initial recognition and measurement provisions did not have a material impact on our consolidated financial results or financial condition.

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The provisions of SFAS No. 148 amend SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transitioning to a fair value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 also expands the disclosure requirements of SFAS No. 123 by requiring more detailed disclosure in both annual and interim financial statements. The transition provisions of SFAS No. 148 did not have a material impact on our financial results, as we did not adopt the fair value-based accounting provisions of SFAS No. 123, which is commonly referred to as expensing the fair value of stock options. The disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. Accordingly, we adopted the disclosure provisions during the third quarter of fiscal 2003.

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

     For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We had $36.5 million of variable rate debt outstanding under our senior credit facility at June 30, 2003. To reduce our exposure to interest rate risk, we entered into an interest rate cap agreement to hedge our exposure to interest rate risk under our new senior credit facility. The effect of a 10% increase in interest rates would have resulted in an immaterial increase in interest expense during our year ended June 30, 2003.

Foreign Currency Risk

     The majority of our sales and purchases are denominated in United States dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to our sales. Accordingly, we do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instrument for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

Report of independent auditors................................................41

Consolidated balance sheets...................................................42

Consolidated statements of operations.........................................43

Consolidated statement of changes in mandatory redeemable convertible stock and stockholders' equity (deficit)......................................44

Consolidated statements of cash flows.........................................46

Notes to consolidated financial statements....................................47

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
MedSource Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of MedSource Technologies, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in mandatory redeemable convertible stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedSource Technologies, Inc. and subsidiaries at June 30, 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP

Minneapolis, Minnesota
July 28, 2003

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                                       June 30,      June 30,
                                                         2003          2002
                                                     ------------  ------------
Assets
Current assets:
   Cash and cash equivalents                         $     10,781  $     38,268
   Accounts receivable, net of allowance of
   $818 in 2003 and $646 in 2002                           23,710        24,031
   Inventories                                             25,617        20,503
   Prepaid expenses and other current assets                4,318         2,402
                                                     ------------  ------------
         Total current assets                              64,426        85,204
Property, plant, and equipment, net                        52,752        42,045
Goodwill                                                   96,582       113,113
Other identifiable intangible assets, net                   1,432         4,092
Deferred financing costs                                    1,682         1,971
Other assets                                                1,343         1,404
                                                     ------------  ------------
            Total assets                             $    218,217  $    247,829
                                                     ============  ============
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                  $     10,868  $      7,924
   Accrued compensation and benefits                        5,498         5,352
   Other accrued expenses                                   2,293         3,491
   Reserve for restructuring                                  958         2,381
   Current portion of obligations under capital
   leases                                                   1,326           439
   Current portion of long-term debt                        6,427         5,500
                                                     ------------  ------------
      Total current liabilities                            27,370        25,087
Obligations under capital leases                            3,962         1,467
Long-term debt, less current portion                       30,073        34,500
Other long-term liabilities                                   731           455
Stockholders' equity:
   6% Series E preferred stock, par value $0.01
   per share:
      Authorized shares--6,000
      Issued and outstanding shares-- none at
      2003 and 1,935 at 2002                                   --         1,974
   Common stock, par value $0.01 per share:
      Authorized shares-- 70,000,000 at 2003
      and 2002
      Issued shares-- 28,905,719 at 2003 and
      26,918,533 at 2002                                      289           269
   Additional paid-in capital                             277,791       268,455
   Treasury stock, 113,696 at 2003 and 97,576
   at 2002                                                 (1,463)       (1,282)
   Accumulated other comprehensive loss                      (288)           --
   Accumulated deficit                                   (118,326)      (83,025)
   Unearned compensation                                   (1,922)          (71)
                                                     ------------  ------------
         Total stockholders' equity                       156,081       186,320
                                                     ------------  ------------
         Total liabilities and stockholders' equity  $    218,217  $    247,829
                                                     ============  ============

                             See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)

                                                    Fiscal Year Ended June 30,
                                             --------------------------------------------
                                                 2003            2002            2001
                                             ------------    ------------    ------------
Revenues                                     $    177,298    $    158,899    $    128,462
Cost and expenses:
   Cost of products sold                          131,970         117,089          94,386
   Selling, general, and administrative
    expense                                        33,495          29,876          26,199
   Amortization of goodwill and other
    intangibles                                       338             340           5,640
   Impairment of intangible assets                 40,000              --              --
   Restructuring charges                            3,724              --          11,464
                                             ------------    ------------    ------------
   Total cost and expenses                        209,527         147,305         137,689
                                             ------------    ------------    ------------
Operating (loss) income                           (32,229)         11,594          (9,227)
Interest expense, net                              (2,669)         (7,671)        (10,213)
Loss on debt extinguishment                            --          (6,857)             --
Other (expense) income                               (100)         (4,782)             53
                                             ------------    ------------    ------------
Loss before income taxes                          (34,998)         (7,716)        (19,387)
Income tax (expense) benefit                         (267)            118             (70)
                                             ------------    ------------    ------------
Net loss                                          (35,265)         (7,598)        (19,457)
Preferred stock dividends and accretion of
 discount on preferred stock                           --         (31,168)         (9,688)
                                             ------------    ------------    ------------
Net loss attributed to common stockholders   $    (35,265)   $    (38,766)   $    (29,145)
                                             ============    ============    ============
Net loss per share attributed to common
 stockholders--basic and diluted             $      (1.28)   $      (3.50)   $      (5.55)
                                             ============    ============    ============
Weighted average common shares
 outstanding--basic and diluted                27,602,806      11,086,103       5,252,749
                                             ============    ============    ============

                             See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN MANDATORY REDEEMABLE
              CONVERTIBLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                                                                                  Mandatory Redeemable Convertible Stock
                                                                             ------------------------------------------------
                                                                              Series B     Series C    Series D    Series F
                                                                             Preferred    Preferred   Preferred    Preferred
                                                                               Stock         Stock      Stock       Stock
                                                                             ----------   ----------  ----------  -----------
Balance at July 1, 2000                                                          22,293           --          --           --
Cumulative effect change due to implementation of SFAS No. 133                       --           --          --           --
Change in fair value of interest rate swaps                                          --           --          --           --
Net loss for the year                                                                --           --          --           --

Comprehensive loss for the period                                                    --           --          --           --
Sale and issuance of Series C preferred stock, net of costs of $3,061                --       37,239          --           --
Issuance of Series D preferred stock and options for acquired business               --           --      31,575           --
Issuance of stock pursuant to option exercises                                       --           --         374           --
Accretion of discounts on mandatory redeemable convertible preferred stock        2,379          275         391           --
Accrued dividends on mandatory redeemable convertible preferred stock             1,617        1,676       1,048           --
Amortization of unearned compensation                                                --           --          --           --
                                                                             ----------   ----------  ----------  -----------
Balance at June 30, 2001                                                         26,289       39,190      33,388           --
Change in fair value of interest rate swaps                                          --           --          --           --
Net loss for the period                                                              --           --          --           --

Comprehensive loss for the period                                                    --           --          --           --
Issuance of stock pursuant to option exercises                                       --           --          48           --
Sale of Series E preferred stock and common stock purchase warrants                  --           --          --           --
Accretion of discounts on mandatory redeemable convertible preferred stock          177          310         598           --
Accrued dividends on mandatory redeemable convertible preferred stock             1,276        2,415       1,571           --
Amortization of unearned compensation                                                --           --          --           --
Issuance of preferred and common stock for acquired business                         --           --          --        3,636
Conversion of Series Z to common stock                                               --           --          --           --
Conversion of Series A to common stock                                               --           --          --           --
Conversion of Series B to common stock                                          (22,980)          --          --           --
Conversion of Series D to common stock                                               --           --     (35,605)          --
Conversion of Series C to common stock                                               --      (41,915)         --           --
Payment of Series B dividend                                                     (4,762)          --          --           --
Sale of common stock, net of issuance costs                                          --           --          --           --
Amortization of discount on redeemable preferred stock                               --           --          --          364
Amortization of dividend on redeemable preferred stock                               --           --          --           63
Return on Series C preferred stock                                                   --           --          --           --
Termination of interest rate swap                                                    --           --          --           --
Redemption of Series F preferred stock                                               --           --          --       (4,063)
Redemption of Series E preferred stock                                               --           --          --           --
Shares received from sale of business                                                --           --          --           --
                                                                             ----------   ----------  ----------  -----------
Balance at June 30, 2002                                                             --           --          --           --
Change in fair value of interest rate cap                                            --           --          --           --
Net loss for the period                                                              --           --          --           --

Comprehensive loss for the period                                                    --           --          --           --
Common stock issued for acquired business                                            --           --          --           --
Redemption of Series E preferred stock                                               --           --          --           --
Sale of common stock, net of issuance costs                                          --           --          --           --
Issuance of restricted common stock                                                  --           --          --           --
Forfeiture of restricted common stock                                                --           --          --           --
Amortization of unearned compensation                                                --           --          --           --
                                                                             ----------   ----------  ----------  -----------
 Balance at June 30, 2003                                                    $       --   $       --  $       --  $        --
                                                                             ==========   ==========  ==========  ===========

                             See accompanying notes.

                         Stockholders' Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
 Series A    Series E                                                        Accumulated                                 Total
Convertible Convertible  Series Z Number of           Additional                Other                                Stockholders'
 Preferred   Preferred  Preferred  Common     Common    Paid-In   Treasury  Comprehensive  Accumulated   Unearned       Equity
   Stock      Stock       Stock    Shares     Stock     Capital     Stock       Loss         Deficit   Compensation    (Deficit)
----------- ----------- --------- --------- --------- ----------- --------- ------------- ------------ ------------- -------------
         --          --         1     5,235        52      33,591        --            --      (18,572)           --        15,072
         --          --        --        --        --          --        --         1,097           --            --         1,097
         --          --        --        --        --          --        --        (2,657)          --            --        (2,657)
         --          --        --        --        --          --        --            --      (19,457)           --       (19,457)
                                                                                                                     -------------
         --          --        --        --        --          --        --            --           --            --       (22,114)
         --          --        --        --        --          --        --            --           --            --            --
         --          --        --        --        --          --        --            --           --          (286)         (286)
         --          --        --        21        --         284        --            --           --            --           284
         --          --        --        --        --          --        --            --       (3,045)           --        (3,045)
         --          --        --        --        --          --        --            --       (4,341)           --        (4,341)
         --          --        --        --        --          --        --            --           --            72            72
----------- ----------- --------- --------- --------- ----------- --------- ------------- ------------ ------------- -------------

         --          --         1     5,256        52      33,875        --        (1,560)     (45,415)         (214)      (13,261)
         --          --        --        --        --          --        --          (374)          --            --          (374)
         --          --        --        --        --          --        --            --       (7,598)           --        (7,598)
                                                                                                                     -------------
         --          --        --        --        --          --        --            --           --            --        (7,972)
         --          --        --        --        --          19        --            --           --            --            19
         --       4,168        --        --        --       1,832        --            --           --            --         6,000
         --          --        --        --        --          --        --            --       (1,085)           --        (1,085)
         --          --        --        --        --          --        --            --       (5,262)           --        (5,262)
         --          --        --        --        --          --        --            --           --           143           143
         --          --        --       824         8       9,883        --            --           --            --         9,891
         --          --        (1)      650         7          (6)       --            --           --            --            --
         --          --        --     1,919        19         (19)       --            --           --            --            --
         --          --        --     3,327        33      22,947        --            --           --            --        22,980
         --          --        --     1,770        18      35,587        --            --           --            --        35,605
         --          --        --     3,906        39      41,876        --            --           --            --        41,915
         --          --        --        --        --          --        --            --           --            --            --
         --          --        --     9,266        93     101,174        --            --           --            --       101,267
         --       1,832        --        --        --          --        --            --       (2,196)           --          (364)
         --         119        --        --        --          --        --            --         (182)           --           (63)
         --          --        --        --        --      21,287        --            --      (21,287)           --            --
         --          --        --        --        --          --        --         1,934           --            --         1,934
         --          --        --        --        --          --        --            --           --            --            --
         --      (4,145)       --        --        --          --        --            --           --            --        (4,145)
         --          --        --        --        --          --    (1,282)           --           --            --        (1,282)
----------- ----------- --------- --------- --------- ----------- --------- ------------- ------------ ------------- -------------

         --       1,974        --    26,918       269     268,455    (1,282)           --      (83,025)          (71)      186,320
         --          --        --        --        --          --        --          (288)          --            --          (288)
         --          --        --        --        --          --        --            --      (35,265)           --       (35,265)
                                                                                                                     -------------
         --          --        --        --        --          --        --            --           --            --       (35,553)
         --          --        --       667         7       5,997        --            --           --            --         6,004
         --      (1,974)       --        --        --          --        --            --          (36)           --        (2,010)
         --          --        --       430         4         926        --            --           --            --           930
         --          --        --       875         9       2,413        --            --           --        (2,422)           --
         --          --        --        16        --          --      (181)           --           --           159           (22)
         --          --        --        --        --          --        --            --           --           412           412
----------- ----------- --------- --------- --------- ----------- --------- ------------- ------------ ------------- -------------
$        -- $        -- $      --    28,906 $     289 $   277,791 $  (1,463)$        (288) $  (118,326) $     (1,922) $    156,081
=========== =========== ========= ========= ========= =========== ========= ============= ============ ============= =============

                             See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                Fiscal Year Ended June 30,
                                                      --------------------------------------------
                                                           2003            2002            2001
                                                      ------------    ------------    ------------
Operating activities
Net loss                                              $    (35,265)   $     (7,598)   $    (19,457)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation                                              8,648           7,791           6,555
   Amortization of goodwill and other intangibles              338             340           5,640
   Amortization of deferred financing costs and
    discount on long-term debt                                 658           6,157           1,122
   Amortization of unearned compensation                       412             143              72
   Impairment of intangible assets                          40,000              --              --
   Restructuring charges                                        --              --          11,464
   Loss (gain) on sale of equipment                            926              --             (29)
   Changes in operating assets and liabilities, net
    of effect of businesses acquired:
      Accounts and notes receivable                          1,221          (1,682)         (4,296)
      Inventories                                           (4,676)         (6,889)         (1,775)
      Prepaid expenses and other current assets             (1,494)            768            (836)
      Interest escrow fund                                      --           1,849           2,500
      Accounts payable, accrued compensation and
       benefits, accrued expenses, and other                  (926)         (7,514)            476
      Other                                                   (484)         (1,120)           (183)
                                                      ------------    ------------    ------------

Net cash provided by (used in) operating activities          9,358          (7,755)          1,253
Investing activities
Acquisition of businesses, net of cash acquired            (22,617)         (6,312)           (378)
Other additions to plant and equipment, net                (12,783)         (8,598)        (11,491)
Proceeds from sale of equipment                                 80             245             242
                                                      ------------    ------------    ------------

Net cash used in investing activities                      (35,320)        (14,665)        (11,627)
Financing activities
Proceeds from sale and leaseback of equipment                3,818              --              --
Proceeds from issuance of long-term debt, net of
 financing costs, and interest escrow fund                   8,000          37,939             105
Payments of long-term debt                                 (12,307)        (91,890)         (5,549)
Proceeds from sale of Series C and D preferred
 stock, net of costs                                            --              --          37,897
Proceeds from sale of Series E preferred stock and
 common stock, net of costs                                    974         107,286              --
Payments of Series B dividends                                  --          (4,762)             --
Redemption of Series E and F preferred stock                (2,010)         (8,208)             --
Net payments on lines of credit                                 --              --          (4,000)
Other                                                           --              34              --
                                                      ------------    ------------    ------------
Net cash (used in) provided by financing activities         (1,525)         40,399          28,453
                                                      ------------    ------------    ------------
(Decrease) increase in cash and cash equivalents           (27,487)         17,979          18,079
Cash and cash equivalents at beginning of period            38,268          20,289           2,210
                                                      ------------    ------------    ------------
Cash and cash equivalents at end of period            $     10,781    $     38,268    $     20,289
                                                      ============    ============    ============
Supplemental disclosure of cash flow information
Cash paid for interest                                $      2,672    $      7,018    $      9,319
                                                      ============    ============    ============
Cash paid for income taxes                            $         --    $        108    $        150
                                                      ============    ============    ============
Preferred and common stock issued for acquisitions    $      6,004    $     13,527    $     31,289
                                                      ============    ============    ============

                             See accompanying notes.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Description of Business

     MedSource Technologies, Inc. (the "Company") was formed as a Delaware corporation on April 14, 1998. For the period from April 14, 1998 through March 30, 1999 (inception of operations), the Company had no employees or other operations.

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

     Allowances for doubtful accounts.

     We specifically analyze our accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends, when evaluating the adequacy of our allowance for doubtful accounts. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. We are not able to predict changes in our customers' financial condition. If the condition of our customers deteriorates we may have to update our estimates, which could have a material adverse effect on our financial condition. As of June 30, 2003, we had $0.8 million reserved against our accounts receivable.

     Inventories

     Inventories include material, labor and overhead and are stated at the lower of cost, using the FIFO (first-in, first-out) method, or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as demand decreases due to changes in among other things, market conditions, product life cycles, and technological obsolescence.

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

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Goodwill and Other Intangible Assets

     Goodwill represents the cost in excess of the fair value of the tangible and identifiable intangible assets of the businesses acquired and, prior to July 1, 2001, was being amortized on a straight-line basis over 20 years based on the operating histories and market niches of these businesses. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill must be tested for impairment annually, or more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using a two-step approach. Step one is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company has one operating segment consisting of multiple manufacturing facilities with similar economic characteristics producing goods for a similar set of customers (i.e., the medical device industry). Thus the Company has concluded that it currently has one reporting unit for purposes of the goodwill impairment test. The Company estimates the present value of its estimated future cash flows or other market valuation techniques to measure the fair value of the reporting unit.

     The identifiable intangible assets consist mainly of patents and are amortized over the life of the patents.

     See Note 6--Goodwill and Other Intangible Assets for a more detailed discussion of the fiscal 2003 impairment test and $40.0 million impairment charge.

     Impairment of Long-Lived Assets

     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the Company plans to continue to use the assets in ongoing operations, the estimated future cash flows (undiscounted and without interest charges) from the use of the assets are compared to the current carrying amount. If the current carrying value of the assets is greater than the assets' fair market value, an impairment charge is recognized equal to the difference. If the Company plans to dispose of the assets via sale, estimates of fair market value are taken from appropriate external sources. If the asset's carrying value exceeds the asset's fair market value an impairment charge is recognized equal to the difference, and the asset is reclassified on the consolidated balance sheet to the assets held for sale category.

     Deferred Financing Costs

     Costs incurred in connection with arranging the Company's long-term debt agreements are capitalized and amortized over the life of the related debt issuance using the effective interest method. Accumulated amortization was $0.7 million at June 30, 2003, $0.1 million at June 30, 2002 and $1.9 million at June 30, 2001. See Note 7 - Long-Term Debt for a detailed description of our long-term debt transactions.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Deferred Income Taxes

     Deferred income taxes are determined using the liability method, which gives consideration to the future tax consequences associated with differences between the financial accounting and tax basis of assets and liabilities. This method also gives immediate effect to changes in income tax laws.

     Revenue Recognition

     The Company recognizes revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Revenue from product sales is primarily recognized at the time of shipment. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenue primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For fiscal 2003, 2002, and 2001 service revenues were less than 10% of total revenues.

     Shipping and Handling Costs

     The Company includes shipping and handling costs in the cost of products sold.

     Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in the primary financial statements and to provide the supplemental disclosures required by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Stock compensation is awarded to key employees in the form of stock options and restricted stock. All stock options are issued at fair market value on the date of grant. Accordingly, we did not recognize stock compensation expenses for stock options granted during the periods presented. In determining the fair value of options granted during fiscal 2003, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility factor of 94.5%; risk-free interest rate of 1.975%; dividend yield of zero; and an expected option life of four years. For options granted prior to fiscal 2003, we determined the fair value of options granted using the minimum value option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5%; dividend yield of zero; and an expected option life of four years. The change in option pricing methodologies in fiscal 2003 is the result of being a public traded company during the entire fiscal year. The minimum value-option pricing model is not permitted for publicly traded companies under SFAS No. 123. The following table summarizes what our operating results would have been if we had utilized the fair value method of accounting for stock options (in thousands):

                                                          FY2003          FY2002          FY2001
                                                       ------------    ------------    ------------
Net loss as reported                                   $    (35,265)   $    (38,766)   $    (29,145)
Stock compensation expense - fair value based method         (1,721)         (1,022)           (482)
                                                       ------------    ------------    ------------
Pro forma net loss                                     $    (36,986)   $    (39,788)   $    (29,627)
                                                       ============    ============    ============
Loss per share as reported (basic and diluted)         $      (1.28)   $      (3.50)   $      (5.55)
                                                       ============    ============    ============
Pro forma loss per share (basic and diluted)           $      (1.34)   $      (3.59)   $      (5.64)
                                                       ============    ============    ============

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     We have issued restricted stock as part of employee incentive plans. The fair market value of the restricted stock is amortized over the projected remaining vesting period. During the fiscal year ended June 30, 2003, we incurred $0.3 million of non-cash stock compensation expenses related to restricted stock issuances. No such charges were incurred in fiscal 2002 and fiscal 2001. (see Note 10--Mandatory Redeemable Convertible Stock and Stockholders' Equity).

     Concentration of Credit Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers, does not generally require collateral or other security, and maintains an allowance for potential credit losses.

     Significant Customers

     Customers that accounted for more than 10% of consolidated revenues are as follows:

                                Year Ended June 30,
                                -------------------
                                2003   2002   2001
                                ----   ----   -----
Customer A...................     27%    25%     18%
Customer B...................     12     12      12
Customer C...................     11     --      --

     At June 30, 2003 and 2002 receivables from these customers represented 37% and 17% respectively, of total accounts receivable.

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

     Net Loss Per Common Share

     Net loss per common share attributed to common stockholders is based on the net loss for the period adjusted for dividend requirements on all preferred stock and accretion of discounts on mandatory redeemable preferred stock. The resulting net loss attributed to common stockholders is divided by the weighted average number of shares of common stock outstanding during the period to arrive at the basic net loss per share attributed to common stockholders. For all periods presented, the impact of the assumed exercise of certain options, warrants, and unvested restricted stock was anti-dilutive, and those securities were therefore excluded from the computation.

     Hedging Activities

     The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires the Company to

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     We have a derivative financial instrument to hedge our exposure to changes in interest rates. The financial instrument is marked-to-market each financial statement date. The change in the hedge's fair market value was recognized in other comprehensive income. Upon payment of the underlying note payable the unrealized gain or loss recognized in accumulated comprehensive income will be reclassified as a realized gain or loss in our operating results. (See Note 7--Long-Term Debt.)

     Reclassification

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long -Lived Assets to Be Disposed Of." Though SFAS No. 144 retained the basic guidance of SFAS No. 121, regarding when and how to measure an impairment loss, it provides additional implementation guidelines. The Company adopted this statement in the first quarter of fiscal 2003 and its adoption did not have a material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical corrections. SFAS No. 145 required us to reclassify the fiscal 2002 $6.9 million loss on debt extinguishment as a loss from continuing operations rather than an extraordinary item. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Accordingly, we adopted this standard beginning in the first quarter of fiscal 2003. The reclassification had no impact on our net loss, cash flows or financial position.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 superseded Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires that a liability be recognized for cost associated with an exit or disposal activity when the liability is incurred. EITF 94-3 allowed a liability related to an exit or disposal activity to be recognized on the date the entity commits to an exit plan. We adopted this standard on January 1, 2003,

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES which was the standard's effective date. The standard did not materially impact our consolidated financial results or financial position upon adoption, but will affect the timing of when we recognize expected restructuring charges in future periods.

     In November of 2003, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for interim or annual periods ended after December 31, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the initial recognition and measurement provisions as well as the disclosure provisions of Interpretation No. 45 during the third quarter of fiscal 2003. The initial recognition and measurement provisions did not have a material impact on our consolidated financial results or financial condition.

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The provisions of SFAS No. 148 amend SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transitioning to a fair value-based method of accounting for stock-based compensation. In addition, SFAS No. 148 also expands the disclosure requirements of SFAS No. 123 by requiring more detailed disclosure in both annual and interim financial statements. The transition provisions of SFAS No. 148 did not have a material impact on our financial results, as we did not adopt the fair value-based accounting provisions of SFAS No. 123, which is commonly referred to as expensing of stock options. The disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. Accordingly, we adopted the disclosure provisions during the third quarter if fiscal 2003.

3.   Acquisitions

Fiscal 2003

     On September 4, 2002, the Company acquired Cycam, Inc. ("Cycam"), a company located in Houston, Pennsylvania that manufactures reconstructive implants and instruments. The total purchase price was approximately $24.4 million, which included $18.4 million in cash and 667,175 shares of common stock valued at $6.0 million. The fair market value of the shares issued in connection with the Cycam acquisition was based on the market price of our common stock on the date of issuance. The acquisition was recorded using the purchase method of accounting. The purchase price allocation was $5.9 million to net tangible assets and $18.5 million to goodwill. In conjunction with the acquisition, the Company drew $8.0 million from the acquisition line under the Company's existing credit facility. The effect of the acquisition on our historical financial position and results of operations is not material, and therefore no pro forma data of this acquisition is presented. Cycam's operating results have been included in our consolidated operating results since the date of acquisition.

     The acquisition of Cycam expanded our capacity and capabilities in the metal machining of orthopedic reconstructive implants. In addition, Cycam provided us with the complimentary capabilities of plastic machining, surface coatings, near net shape forging, and sterilized packaging and kitting of orthopedic implants. Cycam also had strong relationships with several leading orthopedic companies where we had only a minor presence.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

Fiscal 2002

     During our fiscal year ended June 30, 2002, the Company completed the acquisition of HV Technologies, Inc. ("HV Technologies"), a company located in Trenton, Georgia that manufactures polyimide and composite micro-tubing used in interventional and minimally invasive catheters, delivery systems and instruments. The total purchase price was approximately $19.1 million, including cash of $5.6 million, 4,000 shares of Series F preferred stock valued at $3.6 million, and 824,255 shares of common stock valued at $9.9 million. The results of HVT are included in the Company's consolidated Statement of Operations from the date of acquisition and were not material.

     To help provide financing for the acquisition, the Company issued 6,000 shares of its 6% Series E preferred stock (the "Series E preferred stock") and warrants to purchase an aggregate of 200,000 shares of its common stock. The Company had agreed that the total number of shares issuable upon exercise of the warrants would increase on each of the first five anniversaries of the date of issuance of the Series E Preferred Stock by an aggregate of 45,000 shares per year for each year that the Series E preferred stock remained outstanding. However, as discussed below, the Company redeemed all of the Series E preferred stock before the first anniversary of its issuance. The Company recorded a discount of $1.8 million to the carrying value of the Series E preferred stock equal to the consideration allocated to the warrants.

     The Series E preferred stock and the Series F preferred stock accrued dividends at $60 per year during the first year from issuance, payable at the discretion of the Board of Directors, and at the rate of $160 per year on a retroactive basis after the first anniversary of issuance. The Company redeemed the Series F preferred stock and 4,065 shares of the Series E preferred stock in April 2002, at a price equal to $1,000 per share plus accrued and unpaid dividends. During fiscal 2003, the Company redeemed the remaining 1,935 shares of Series E preferred stock at a price equal to $1,000 per share plus accrued and unpaid dividends.

     In connection with the Company's issuance of Series E preferred stock, the Company obtained the consent of the holders of its $20.0 million of Senior Subordinated Promissory Notes (the "Notes") to complete the acquisition of HV Technologies and changed some of the covenants to which the Company was subject under an agreement between the Company and those holders. At the same time, the Company agreed to increase by $1.0 million the amount payable by the Company upon redemption of the Notes. As of April 2, 2002 the Company repaid the Notes, including the prepayment fees.

     The Company allocated the purchase price as follows: $2.7 million for fair value of tangible assets acquired, net of liabilities assumed, and deferred taxes and $16.4 million for goodwill.

Fiscal 2001

     During fiscal 2001, the Company completed the acquisition of ACT Medical, Inc., a Massachusetts company with additional facilities in Santa Clara, California and a contract for production and assembly services in Navojoa, Mexico. The acquisition was completed by the issuance of 33,423 shares of 6% Series D cumulative convertible redeemable preferred stock, rollover of options for an additional 6,920 shares of Series D preferred stock, and cash payments of $1.0 million to stockholders electing to receive cash instead of stock. The rollover of options represented replacement of outstanding options to purchase the common stock of ACT Medical that had been issued under a plan sponsored by ACT Medical with options to purchase the Series D preferred stock of the Company. The fair value of the options to purchase the Series D preferred stock of the Company of $3.4 million was included in the

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES purchase price, and the intrinsic value related to the unvested options was recorded as unearned compensation. The acquisition was recorded using the purchase method of accounting, and the operating results are included in the Company's consolidated statements of operations since the date of acquisition (December 30, 2000). The total purchase price was allocated as follows (in thousands):

Fair value of tangible assets acquired, net of liabilities
assumed, and deferred taxes.......................................  $      1,649
Identifiable intangible assets, net of deferred taxes.............         3,648
Goodwill..........................................................        28,440
                                                                    ------------
                                                                    $     33,737
                                                                    ============

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the fiscal 2001 (in thousands, except per share):

Net revenues.....................................................   $   141,248
Loss before taxes................................................       (20,750)
Net loss.........................................................       (20,820)
Net loss attributed to common stockholders.......................       (31,825)
                                                                    -----------
Net loss per share attributed to common stockholders.............   $     (6.06)
                                                                    ===========

4.   Inventories

     Inventories consist of the following (in thousands):

                                                          June 30,     June 30,
                                                            2003         2002
                                                         ----------   ----------

Raw materials..........................................  $   13,806   $   10,638
Work in progress.......................................       8,389        6,529
Finished goods.........................................       3,422        3,336
                                                         ----------   ----------
Total..................................................  $   25,617   $   20,503
                                                         ==========   ==========

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

5.   Property, Plant, and Equipment

     Property, plant, and equipment consists of the following (in thousands):

                                                            Estimated
                                                           Useful Lives     June 30,      June 30,
                                                             (Years)         2003           2002
                                                           ------------   -----------   -----------
Land...................................................                   $       569   $       169
Buildings and improvements.............................         1 to 20         2,106            46
Leasehold improvements.................................         2 to 20         7,461         6,320
Machinery and equipment................................         3 to 15        52,880        39,796
Furniture and fixtures.................................          1 to 7        10,259         6,136
Automobiles............................................          2 to 3            34            82
Software...............................................          3 to 8         1,016           626
Construction in progress...............................                         5,986         6,410
                                                                          -----------   -----------
Total..................................................                        80,311        59,585
Less accumulated depreciation and amortization.........                       (27,559)      (17,540)
                                                                          -----------   -----------
Net property, plant, and equipment.....................                   $    52,752   $    42,045
                                                                          ===========   ===========

As of June 30, 2003 capital leases with a gross amount of $6.3 million were included in machinery and equipment. The assets have $0.7 million of accumulated depreciation and are reported at a net book value of $5.6 million.

6.   Goodwill and Other Identifiable Intangible Assets

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to an impairment test annually or at other times if indicators of impairment exist. Other intangible assets will continue to be amortized over their useful lives.

     The Company adopted these standards beginning in the first quarter of fiscal 2002. Amounts previously recorded as separately identifiable intangibles for acquired work force and customer base have been subsumed to goodwill in accordance with SFAS No. 141, increasing goodwill by $34.5 million as of the date of adoption. Effective with the July 1, 2002 adoption of SFAS No. 142, goodwill is no longer amortized but is instead subject to an impairment test annually or at other times if indicators of impairment exist.

     During fiscal 2003, we reduced our revenue forecast. Since the reduction in forecasted revenue indicated that our goodwill and intangible assets might be impaired we performed an impairment test using the income approach. We compared the present value of the estimated future cash flows of our business to the carrying value of net assets. This analysis indicated that our goodwill and intangible assets were impaired. Therefore, with the help of external sources, we evaluated the fair value of our net assets as if we were being purchased in a business combination. We recognized a $37.7 million goodwill impairment charge and a $2.3 million impairment charge related to our intangible assets. Goodwill represents a substantial portion of our assets. Therefore, future adverse changes in business or market conditions may

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES result in additional goodwill impairment charges, which could have a material adverse effect on our financial results and financial position.

     Goodwill and other identifiable intangible assets resulting from acquisitions of businesses and the formation of the Company consist of the following (in thousands):

                                                        June 30,          June 30,
                                                          2003              2002
                                                     --------------    --------------
Goodwill at beginning of period...................   $      113,113    $       62,210
   SFAS No. 142 reclassification..................               --            34,530
   Acquisitions...................................           21,130            16,373
   Impairment charges.............................          (37,661)               --
                                                     --------------    --------------
Goodwill at end of period.........................   $       96,582    $      113,113
                                                     ==============    ==============
Other identifiable intangibles:
   Patents and intellectual properties............            1,441             4,383
   Covenants not to compete.......................               --               476
                                                     --------------    --------------
                                                              1,441             4,859
Less accumulated amortization.....................               (9)             (767)
                                                     --------------    --------------
                                                     $        1,432    $        4,092
                                                     ==============    ==============

     The $2.7 million net decrease in other identifiable intangibles was primarily related to the impairment charges mentioned above. Of the $37.7 million goodwill impairment charge, $30.0 million was recognized during the third quarter of fiscal 2003 and the remainder was recognized during the fourth quarter of fiscal 2003. The entire $2.7 million patent impairment was recognized during the fourth quarter of fiscal 2003. The patents and intellectual properties have a remaining estimated useful life of 12 years. We expect to incur approximately $0.1 million of amortization expense per year over the remaining life of the intangible assets.

     With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of July 1, 2001. The following table presents the results of the Company for all periods presented on a comparable basis (in thousands, except per share data):


                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                          Fiscal Year Ended
                                             --------------------------------------------
                                               June 30,        June 30,        June 30,
                                                 2003            2002            2001
                                             ------------    ------------    ------------
Net loss attributed to common
 stockholders, as reported ...............   $    (35,265)   $    (38,766)   $    (29,145)
Add back goodwill, workforce, and customer
 base amortization (net of tax) ..........             --              --           5,268
                                             ------------    ------------    ------------
Adjusted net loss attributed to common
 stockholders ............................   $    (35,265)   $    (38,766)   $    (23,877)
                                             ============    ============    ============
Basic and diluted net loss per share:
   Net loss attributed to common
    stockholders, as reported ............   $      (1.28)   $      (3.50)   $      (5.55)
   Goodwill, workforce, and customer
    base amortization (net of tax) .......             --              --            1.00
                                             ------------    ------------    ------------
Adjusted net loss attributed to common
   stockholders ..........................   $      (1.28)   $      (3.50)   $      (4.55)
                                             ============    ============    ============

7.   Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                   June 30,         June 30,
                                                     2003             2002
                                               ---------------   --------------
Notes payable................................  $        29,455   $       40,000
Acquisition loans............................            7,045               --
Obligations under capital leases.............            5,288            1,906
                                               ---------------   --------------
                                                        41,788           41,906
Less:
   Current portion...........................           (7,753)          (5,939)
                                               ---------------   --------------
                                               $        34,035   $       35,967
                                               ===============   ==============

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

Credit Agreement

     In fiscal 2003, we amended our senior credit facility. We originally entered into the senior credit facility in fiscal 2002 after paying off the entire outstanding balance of our former credit facility with proceeds received from our initial public offering ("IPO"). The amendment reduced our revolving credit facility to $15.0 million from $25.0 million. Prior to the amendment, we also had a $40.0 million term loan and an $8.0 million acquisition loan under the senior credit facility (earlier in fiscal 2003, we had borrowed $8.0 million under the acquisition line (which is no longer available) to finance our acquisition of Cycam). In conjunction with the amendment of the credit facility, we made a payment of $7.5 million. Of the $7.5 million payment, $6.5 million represented a payment on the $40.0 million term loan, and the remainder was applied toward the acquisition line term loan. All loans under our amended senior credit facility will mature in fiscal 2007.

     During fiscal 2004, we will be required to make payments under the term loan of $5.0 million, payable in quarterly installments. During fiscal 2005, fiscal 2006, and fiscal 2007, we will be required to make payments of $7.4 million, $9.2 million, and $7.9 million, respectively, each payable in quarterly installments. During fiscal 2004, we will also be required to make payments under the acquisition loan of $1.4 million, also payable in quarterly installments. During fiscal 2005, fiscal 2006, and fiscal 2007, we will be required to make payments of $1.6 million, $2.2 million, and $1.8 million on the acquisition line term loan, each also payable in quarterly installments.

     Concurrent with receipt of funds from the Company's IPO on April 2, 2002, the Company repaid the entire $66.3 million outstanding under its former senior credit facility and the entire $21.4 million outstanding (including a $1.4 million pre-payment fee) under its former Senior Subordinated Notes. As a result of repaying our former senior subordinated debt the Company recognized a loss of $6.9 million, inclusive of a $5.5 million write-off of unamortized financing costs and discount and a $1.4 million prepayment fee. The Company also recognized a charge of $1.9 million for terminating the interest rate swap agreements that was recognized as interest expense.

     At the Company's option, interest rates applicable to loans under its new senior credit facility will be either:

     . The greater of the bank's prime rate plus a margin, which depends upon the Company's leverage ratio, ranging from 50 to 175 basis points, or

     . LIBOR plus a margin, which depends upon our leverage ratio, ranging from 225 to 350 basis points.

     The Company has entered into an interest rate cap agreement to protect against interest rate fluctuations with respect to the term loans outstanding under its new senior credit facility. This agreement, executed with a highly-rated financial counter-party, requires the counter-party to make payments to the Company in the event that a reference floating rate index exceeds an agreed upon fixed rate. Changes in the fair value of the cap agreement are accounted for as a cash flow hedge.

     The amended senior credit facility contains affirmative and negative covenants and limitations, including, but not limited to, required minimum coverage of the Company's obligations to pay interest and incur fixed charges, restrictions on its ability to pay dividends, make other payments and enter into sale transactions, limitations on liens, limitations on its ability to incur additional indebtedness and agreements that the Company use excess cash on hand and proceeds from future equity issuances to pay down its

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES senior credit facility. In addition, the Company also needs the lender's consent to make any acquisition in which it pays more than $10.0 million (including more than $5.0 million in cash, deferred payments and the assumption of debt) or to pay more than $20.0 million (including more than $10.0 million in cash, deferred payments and the assumption of debt) for all of the acquisitions that the Company completes during any fiscal year.

     The senior credit facility is secured by all of the Company's assets and contains various events of default, including, but not limited to, defaults upon the occurrence of a change of control of the Company and defaults for non-payment of principal interest or fees, breaches of warranties or covenants, bankruptcy or insolvency, ERISA violations and cross-defaults to other indebtedness.

     We are involved in several capital leases related to our machinery and equipment. As of June 30, 2003, we have obligations totaling $5.3 million under capital leases, of which $1.3 million will be paid before the end of fiscal 2004. These leases will expire in fiscal 2007. The interest rate incurred on these capital leases ranges from 7.1% - 9.2%. The leases expire beginning in fiscal 2005 through fiscal 2007.

     Maturities of long-term debt outstanding and obligations under capital leases at June 30, 2003, are summarized by fiscal year as follows (in thousands):

2004..........................................     $      7,753
2005..........................................           10,292
2006..........................................           12,724
2007..........................................           11,019
                                                   ------------
                                                   $     41,788
                                                   ============

8.   Related-Party Transactions

     Closing Fees and Management Fees

     The Company had entered into management services agreements ("MSAs") with entities associated with certain of the Company's directors and stockholders whereby the Company paid fees plus reimbursement of out-of-pocket expenses for management services rendered. As of April 2002, all MSAs were terminated. Fees incurred for the years ended June 30, 2002, and 2001 totaled $1.5 million, and $1.7 million, respectively. In addition, pursuant to the MSAs, the Company paid fees based on a percentage of the aggregate consideration of each future business acquisition, plus reimbursement of out-of-pocket expenses. Such fees and expenses totaled $0.3 million and $0.6 million, relating to the acquisitions made in the years ended June 30, 2002 and 2001, respectively.

     Real Estate Leases

     Certain of the Company's subsidiaries lease their facilities from related parties as a result of acquisitions. Total rent expense under these leases for the years ended June 30, 2003, June 30, 2002 and July 1, 2001 was approximately $0.2 million, $0.6 million, and $0.7 million, respectively. Future minimum lease commitments at June 30, 2003 in connection with these related-party leases are approximately $0.2 million per year with a total future commitment of $1.8 million.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

9.   Income Taxes

     Income tax benefit (expense) consists of the following (in thousands):

                                               Year Ended June 30,
                                   --------------------------------------------
                                        2003           2002            2001
                                   ------------    ------------    ------------
Current:
   Federal .....................   $         --    $        208    $         --
   State .......................           (267)            (90)            (70)
                                   ------------    ------------    ------------
                                           (267)            118             (70)
Deferred:
   Federal .....................             --              --              --
   State .......................             --              --              --
                                   ------------    ------------    ------------
                                             --              --              --
                                   ------------    ------------    ------------
                                   $       (267)   $        118    $        (70)
                                   ============    ============    ============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                            June 30,      June 30,     June 30,
                                                             2003          2002          2001
                                                          ----------    ----------    ----------
Deferred tax assets:
   Organization costs .................................   $      516    $      889    $    1,798
   Nondeductible reserves and current liabilities .....        1,189           900         1,335
   Restructuring reserve ..............................          373         1,330         3,704
   Net operating loss carryforwards ...................       18,005        16,838         8,708
   Valuation reserve ..................................      (11,143)      (12,805)       (6,147)
                                                          ----------    ----------    ----------
      Total deferred tax assets .......................        8,940         7,132         9,398
Deferred tax liabilities:
   Identified intangible assets .......................         (485)       (1,450)       (6,187)
   Property, plant, and equipment .....................       (2,860)       (1,666)       (1,530)
   Goodwill ...........................................       (5,394)       (4,013)       (1,662)
   Other ..............................................         (201)           (3)          (19)
                                                          ----------    ----------    ----------
      Total deferred tax liabilities ..................       (8,940)       (7,132)       (9,398)
                                                          ----------    ----------    ----------
Net deferred tax liabilities ..........................   $       --    $       --    $       --
                                                          ==========    ==========    ==========

     The Company has U.S. net operating loss carryforwards of approximately $45.0 million, subject to certain limitations, which expire at different times beginning in 2019 and extending through 2023.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     A reconciliation between the income tax benefit computed at the federal statutory rate and the recorded income tax benefit (expense) is as follows (in thousands):

                                                                      June 30,        June 30,        June 30,
                                                                       2003            2002            2001
                                                                   ------------    ------------    ------------
Income tax benefit computed at the federal statutory rate ......   $     12,250    $      2,698    $      6,785
State income taxes, net of federal benefit .....................          1,482             315             899
Goodwill impairment, not deductible for tax purposes ...........        (15,058)             --              --
Restructuring reserve, portion not deductible for tax purposes .             --              --            (882)
Amortization of goodwill, not deductible for tax purposes ......             --              --            (401)
Valuation reserve ..............................................          1,069          (3,108)         (6,462)
Other ..........................................................            (10)            213              (9)
                                                                   ------------    ------------    ------------
Income tax benefit (expense) ...................................   $       (267)   $        118    $        (70)
                                                                   ============    ============    ============

10   Mandatory Redeemable Convertible Stock and Stockholders' Equity

     Mandatory Redeemable Convertible Stock

     Series B

     On March 30, 1999, the Company sold 300,000 shares of 6% Series B Cumulative Convertible Redeemable Preferred Stock (the "Series B preferred stock"), $0.01 par value per share, for cash in a private placement. On May 14, 1999, the Company sold an additional 32,728 shares for cash in a private placement. All Series B preferred stock was converted in connection with the Company's IPO on April 2, 2002. As a result of the conversion, the Company paid $4.8 million in accrued dividends.

     Series C

     On October 24, 2000, the Company sold 40,000 shares of 6% Series C Cumulative Convertible Redeemable Preferred Stock (the "Series C preferred stock"), $0.01 par value per share, for cash in a private placement. On April 18, 2001, the Company sold an additional 300 shares for cash in a private placement. In addition to the shares purchased at a price of $1,000 per share, each purchaser also received an option to purchase an additional .2857 shares at a price of $1,000 per share for each share acquired. The option was exercisable prior to or coincident with the earlier to occur of (i) a qualified public offering (as defined) and (ii) October 24, 2001. The options were not exercised and expired on October 24, 2001. All Series C preferred stock was converted in connection with the Company's IPO on April 2, 2002. Additionally, on February 27, 2001, the Company issued a warrant to purchase 525 shares of Series C preferred stock for $1,000 per share to the placement agent it had used in connection with the issuance of the Series C preferred stock on October 24, 2000. The warrant was exercised upon the completion of the IPO.

     In connection with the Company's initial public offering, our Series C preferred stock converted into a number of shares of our common stock based upon the initial public offering price of our common stock. The Company's net loss for the fiscal year ending June 30, 2002 includes a deemed preferred stock dividend of approximately $21.3 million for the value of the additional shares of our common stock issued to the holders of our Series C preferred stock upon conversion and to reflect the beneficial conversion feature.

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     Series D

     In conjunction with the acquisition of ACT Medical, Inc. (see Note 3), the Company issued 33,423 shares of 6% Series D Cumulative Convertible Redeemable Preferred Stock (the "Series D preferred stock"), $0.01 par value per share, and rolled over options for an additional 6,920 shares of Series D preferred stock. All Series D preferred stock was converted in connection with the Company's IPO on April 2, 2002.

     Other Preferred and Common Stock

     Series A

     On March 30, 1999, the Company issued 37,440 shares of Series A Preferred Stock (the "Series A preferred stock"), $.01 par value per share, in connection with the acquisition of businesses. In addition, the Company also issued 600 shares of Series A preferred stock to key employees of an acquired company in conjunction with the acquisition. The fair value of these shares totaled approximately $201,000 and was included in the Company's organization and start-up costs in the period ended July 3, 1999. Subsequent to March 30, 1999, the Company sold an additional 330 shares of Series A preferred stock to key employees for cash at fair value as determined at March 30, 1999. All Series A preferred stock was converted in connection with the Company's IPO on April 2, 2002.

     Series Z

     On March 30, 1999, the Company sold 65,000 shares of Series Z Convertible Nominal Value Redeemable Preferred Stock (the "Series Z preferred stock"), $0.01 par value per share, for cash in a private placement. The Series Z preferred stock had no dividend rights and was senior only to the common stock with respect to rights on liquidation. The Series Z preferred stock was convertible at the option of the holder into common stock at any time. The initial conversion rate was one share of Series Z preferred stock for 10 shares of common stock, subject to anti-dilution provisions. All Series Z preferred stock were converted in connection with the Company's IPO on March 27, 2002.

     Series E

     On fiscal 2002, the Company issued 6,000 shares of its 6% Series E Preferred Stock (the "Series E preferred stock"), $.01 par value per share, for cash in a private placement (see Note 3--Acquisitions). The Series E preferred stock accrues dividends at $60 per year during the first year from issuance, payable at the discretion of the Board of Directors, and at the rate of $160 per year on a retroactive basis after the first anniversary of issuance. During April 2002, 4,065 shares of the Series E preferred stock were redeemed for $1,000 per share plus accumulated dividends. During fiscal 2003, the remaining 1,935 shares of Series E preferred stock were redeemed.

     Common Stock

     On April 14, 1998, the Company was incorporated with the sale of 100 shares of common stock at $1 per share. In February 1999, an additional 65 shares were sold to individuals at $1,000 per share. On March 30, 1999, in conjunction with the acquisitions and the commencement of business operations, the stock was split 2,209-for-1 (adjusting the pre-split shares to 363,594 shares) and an additional 38,706

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES shares were sold for cash to existing stockholders. The amount paid for the common stock was based on fair value. Also on March 30, 1999, 42,500 shares of common stock were issued in connection with the acquisition of a business. In January 2000, the Company's common stock was split 10-for-1 and all share references to common stock have been adjusted to give effect to the split. The adjusted post-split outstanding common shares was 4,448,000.

     On March 27, 2002, the Company commenced its IPO in which it initially sold 8,340,000 shares of common stock at a price of $12.00 per share. The net proceeds of the IPO, which the Company received on April 2, 2002, after deducting underwriting discounts, were approximately $93.1 million. The Company used these proceeds to pay down senior debt in the amount of $66.3 million, extinguish senior subordinated debt in the amount of $21.4 million (including a $1.4 million pre-payment fee), redeem Series E preferred stock in the amount of $4.1 million (including dividends), redeem Series F preferred stock in the amount of $4.1 million (including dividends), pay accrued and unpaid dividends on Series B preferred stock in the amount of $4.8 million and to pay fees under service agreements with Kidd & Co. and Whitney Mezzanine Management Company. The Company also incurred approximately $2.0 million in other expenses related to the IPO. Additionally, in April 2002, the Company's underwriters exercised their option to purchase an additional 1,251,000 shares of common stock at $12.00 per share, with 926,000 shares sold by the Company and 325,000 shares sold by two stockholders. This resulted in additional net proceeds, which the Company received on April 17, 2002, of $10.3 million after deducting underwriting discounts.

     Upon consummation of the IPO all shares of the Company's Series A, Series B, Series C, Series D and Series Z preferred stock converted to common stock. The conversion amounts of common shares were as follows:

Series A............................................1,918,500
Series B............................................3,327,279
Series C............................................3,934,870
Series D............................................1,769,549
Series Z..............................................650,000
Series C Warrant........................................2,916

     Accumulated Unpaid Dividends

     During fiscal 2003, the remaining 1,935 shares of Series E Preferred Stock were redeemed for $1,000 per share plus accumulated unpaid dividends. Therefore, as of June 30, 2003 there were no accumulated unpaid dividends.

     Stock Compensation

     The Company originally had reserved 4,430,000 shares of its common stock for issuance to directors, officers, employees, and consultants under the 1999 Stock Plan (the Plan). The table below shows the activity in the Plan:

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                     Weighted
                                                                      Average
                                                                      Initial
                                      Options          Shares        Exercise
                                    Outstanding       Reserved        Price
                                    -----------      ----------    ------------
Balance at July 1, 2000 ...........   1,441,070         308,930
   Reserved .......................          --       1,680,000
   Granted ........................   1,555,660      (1,555,660)   $      17.13
   Exercised ......................     (20,308)             --           13.99
   Canceled .......................    (401,038)        401,038           14.40
                                    -----------      ----------
Balance at June 30, 2001 ..........   2,575,384         834,308           15.54
   Reserved .......................          --       1,000,000
   Granted ........................     739,624        (739,624)          16.96
   Exercised ......................        (400)             --           12.00
   Canceled .......................    (461,996)        461,996           17.58
                                    -----------      ----------
Balance at June 30, 2002 ..........   2,852,612       1,556,680           15.58
   Reserved .......................          --              --              --
   Granted ........................     671,750        (671,750)          10.33
   Exercised ......................          --              --              --
   Canceled .......................  (3,082,149)      3,082,149           15.00
                                    -----------      ----------
Balance at June 30, 2003 ..........     442,213       3,967,079    $      13.00
                                    ===========      ==========

     The options outstanding at June 30, 2003 include 34,000 options with an initial exercise price of $2.25 per share, 222,018 options with an initial exercise price of $8.25-$12.00 per share, 100,305 options with an exercise price of $13.19-$16.24 per share, and 85,890 options with an exercise price of $17.00-$20.00. Options granted through June 30, 2003 are exercisable for 10 years from date of grant and vest 25% each year. The initial exercise price of the options applies to the options vesting at the first anniversary date. The initial exercise price remains fixed for all options granted after June 30, 2001. Prior to June 30, 2001, all options had variable exercise prices equal to 110%, 121% and 131.1% of the initial exercise price on the second, third and fourth grant date anniversary, respectively, except options granted at $16.24 in fiscal 2001, which had a fixed exercise price. There were 201,337 options outstanding with an initial exercise price between $12.00-$14.00 per share and 75,560 options outstanding with an initial exercise price between $16.24-$20.00 per share that were fully vested and exercisable at June 30, 2003. The weighted average grant date fair values of options to purchase common stock granted in fiscal years 2003, 2002 and 2001 were $6.91, $3.35 and $3.38, respectively.

     During fiscal 2003, we implemented a stock option exchange program. The exchange program was offered to all employees and non-employee directors. Under the stock option exchange program, employees were eligible to cancel outstanding stock options under the 1999 stock plan in exchange for new options that will be awarded six months and a day after the cancellation date, which was June 6, 2003. The number of shares subject to the new option will be equal to one half the number of shares subjected to cancelled options. The new options will vest in four annual installments, with respect to employees, or three annual installments, with respect to non-employee directors. A total of 2,243,786 options were cancelled on June 6, 2003 in conjunction with the stock option exchange program.

     The Company also has 106,978 options outstanding that were assumed in connection with the ACT Medical acquisition (see Note 3 - Acquisitions).

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

     All stock options and unvested restricted stock were antidilutive due to the net loss incurred in fiscal 2003. In addition, if we had net income certain shares of common stock and unvested restricted stock would have been antidilutive because they had an exercise price greater than the average market price during the year. If we had net income for fiscal 2003 diluted weighted average commons shares outstanding would have increased by 647,414 shares.

     In addition to stock options, we have issued restricted stock as part of employee incentive plans. The fair market value of the restricted stock is amortized over the vesting period. During the fiscal year ended June 30, 2003 we incurred $0.3 million of non-cash stock compensation expenses related to restricted stock issuances. No such charges were incurred during fiscal 2002 and 2001. During fiscal 2003 we issued 824,442 and 50,407 shares of restricted stock at a grant date market value of $2.25 and $11.25 per share, respectively. As of June 30, 2003, we had 854,952 shares of restricted stock outstanding, all of which were granted under the 1999 Stock Plan.

     Reserved Shares of Common Stock

     The Company has reserved the following shares of common stock as of June 30, 2003:

1999 Stock Plan ........................      3,548,550
Series D Options .......................        106,978
Series E Warrants ......................         66,329
Employee Stock Purchase Plan ...........        273,773
                                              ---------
   Total ...............................      3,995,630
                                              =========

     The number of shares reserved for issuance under the Employee Stock Purchase Plan is subject to an annual increase on the first day of each fiscal year equal to the lower of 750,000 shares of common stock, 2.5% of the number of shares of common stock outstanding on that date or such lesser amount that may be determined by the Company's board of directors.

     The 3,548,550 shares of common stock reserved for issuance under the 1999 Stock Plan as of June 30, 2003, reflects the 860,742 shares of restricted stock that were issued under the plan during fiscal 2003, net of forfeited shares due to employee terminations.

     Employee Stock Purchase Plan

     We have an employee stock purchase plan that is available to substantially all employees. Eligible employees may purchase our common stock through payroll deductions. Employees can purchase our common stock at a price equal to the lower of 85% of the closing market price of our common stock at the beginning or end of each stock purchase period. We issued 0.2 million shares of common stock during fiscal 2003 in connection with our employee stock purchase plan. Prior to fiscal 2003, no common stock was issued in connection with the employee stock purchase plan.

11.  Employee Benefits

     401(k) Plan

     The Company offers their qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of
Section 401(k) of the Internal Revenue

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

Code. Expenses recorded by the Company with respect to 401(k) plan for the years ended June 30, 2003, June 30, 2002 and June 30, 2001 were $1.2 million, $1.6 million, and $0.6 million, respectively.

12.  Leases

     The Company has operating leases relating principally to its buildings. Total rent expense the for the years ended June 30, 2003, June 30, 2002, and June 30, 2001 (including amounts to related parties--see Note 8--Related-Party Transactions) was approximately $3.9 million, $2.5 million and $3.5 million, respectively. Future minimum lease commitments at June 30, 2003, for leases with initial or remaining terms of more than one year, including amounts due to related parties, are summarized by fiscal year as follows (in thousands):

2004 ...................................   $      3,329
2005 ...................................          2,923
2006 ...................................          2,384
2007 ...................................          2,253
2008 ...................................          2,144
Thereafter .............................         12,657
                                           ------------
                                           $     25,690
                                           ============

13.  Restructuring Charge

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 superseded Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between SFAS No. 146 and EITF 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity when the liability is incurred. EITF 94-3 allowed a liability related to an exit or disposal activity to be recognized on the date the entity commits to an exit plan. We adopted this standard on January 1, 2003, which was the standard's effective date. The standard did not materially impact our consolidated financial results or financial position upon adoption, but did affect the timing of when we recognized restructuring charges related to the fiscal 2003 restructuring plan.

     In fiscal 2003, we implemented our second restructuring plan to reconfigure our resources in an effort to meet our customer's needs and lower our cost of operations. The restructuring plan includes facility consolidations, employee terminations, and other activities. Based on an evaluation of the unique and common characteristics of the various facilities, management determined that it could achieve overall cost savings by closing several facilities, thus improving capacity utilization and efficiency at the remaining facilities. Criteria in this evaluation included: current capacity utilization; uniqueness of manufacturing capabilities; current operating costs; difficulty and cost associated with relocation and revalidation of key processes and equipment; and customer supply requirements. We estimate the total cost of this restructuring plan will be $15.0 - $20.0 million and to complete the plan by the end of fiscal 2005. In addition to these charges, we will invest $1.7 million in plant and equipment to ensure the facility consolidation does not disrupt operations. The estimate is based on the best available facts at this time. These estimates may change as new information becomes available. The following table contains detailed

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES information about the charges incurred to date, recorded in accordance with SFAS No. 146, related to the fiscal 2003 restructuring plan (in millions):

                                                            Fiscal    Estimate
                                               Estimated     2003     Remaining
             Description                        Charges    Charges     Charges
---------------------------------------        ---------   --------   ---------

Employee termination                           $     4.8   $    0.7   $     4.1
Facility consolidation                               4.6         --         4.6
Property, plant and equipment disposals              2.2         --         2.2
Other direct costs                                   6.7        0.6         6.1
                                               ---------   --------   ---------
Total                                          $    18.3   $    1.3   $    17.0
                                               =========   ========   =========

     Employee termination charges represent the cost of reducing our workforce in conjunction with facility consolidations. During fiscal 2003 we terminated 43 people in as a result of the fiscal 2003 restructuring plan. We estimate that a total of approximately 270 people will be terminated as a result of this restructuring plan. Facility consolidation charges represent the direct costs of moving property, plant and equipment to new facilities. Property, plant and equipment disposals represents the write-off of redundant assets that will no longer be used in ongoing operations as a result of our facility consolidation initiative.

     The following table contains information regarding our restructuring liability as of June 30, 2003 (in millions):

                                                 Beginning                                      Ending
               Description                        Balance       Additions       Payments        Balance
----------------------------------------        ------------   ------------   ------------   ------------
Employee termination                            $         --   $        0.7   $        0.2   $        0.5
Facility consolidation                                    --             --             --             --
Property, plant and equipment disposals                   --             --             --             --
Other direct costs                                        --            0.6            0.6             --
                                                ------------   ------------   ------------   ------------
Total                                           $         --   $        1.3   $        0.8   $        0.5
                                                ============   ============   ============   ============

     We estimate that we will incur $5.8 - $8.3 million and $7.9 - $10.4 million of charges in fiscal 2004 and fiscal 2005, respectively, related to the fiscal 2003 restructuring plan.

     In June 2001, the Company completed a strategic review of its manufacturing operations and support functions. Based on this review and with approval of the Board of Directors, management implemented its first restructuring plan and began actions to eliminate redundant facilities. We recognized an $11.5 million restructuring charge in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

     Information relating to the fiscal 2001 restructuring charges is as follows (in millions):

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                                                                    Payments   Balance
                                                                                                    through      at
                                                               Initial    Reclass-     Additional   June 30,   June 30,
                                                               Accrual    ification     Accrual       2003       2003
                                                               --------   ---------    ----------   --------   --------
Impairment of goodwill and other intangibles ...............   $    3.6   $      --    $       --   $    3.6   $     --
Impairment of property, plant and equipment ................        1.9         2.3            --        4.2         --
Employee termination benefits ..............................        3.8        (1.2)          1.9        4.0        0.5
Other direct costs .........................................        2.2        (1.1)          0.5        1.6         --
                                                               --------   ---------    ----------   --------   --------
                                                               $   11.5   $      --    $      2.4   $   13.4   $    0.5
                                                               ========   =========    ==========   ========   ========

     Facilities at Danbury, Connecticut, Pittsfield, Massachusetts, and East Longmeadow, Massachusetts were identified to be closed or sold with production absorbed into existing facilities in Pennsylvania, Minnesota, New Hampshire, and Mexico. During fiscal 2002 the Company sold the Pittsfield and East Longmeadow facilities. The Danbury facility was closed during fiscal 2003. In addition, management decided to close its Redwood City, California facility as part of this restructuring plan. This decision led to additional restructuring charges, which are reflected in the "additions" column in the table above.

     Because management expected that it would not retain all of the customers served by these four facilities, a portion of the customer base intangible asset ($0.5 million) was written off as well as the entire remaining acquired workforce intangible for each facility ($0.5 million). In addition, because management believed the residual goodwill recorded at each acquisition was significantly related to the local operations, it concluded that goodwill was impaired by the closure of the facilities and wrote off the related goodwill ($2.6 million). Other recorded charges related to the restructuring include employee termination benefits expected to be paid based on the Company's announced termination benefits policy ($3.3 million), costs of plant and equipment not expected to be recovered ($4.2 million), and other exit costs ($1.6 million), including costs related to lease terminations, facilities restoration, equipment dismantlement and disposal, legal costs, and other costs. Costs related to realignment of leadership positions in the corporate support organization also were accrued at June 30, 2002 ($1.2 million). A reclassification in the allocation of the reserve as shown in the table above was a result of selling the Pittsfield and East Longmeadow facilities as opposed to closing them.

     Employee termination benefits consist of payments to employees based on the Company's severance policy of two weeks pay for each year of credited service with a minimum of six weeks payment and outplacement consultation services. The $3.3 million accrual for employee termination benefits was based on approximately 225 individuals estimated to be affected, actual credited service, and actual compensation. The $1.2 million accrual for corporate management severance benefits included salary continuation, outplacement consultation services and legal cost for seven individuals employed by the Company's corporate headquarters operations whose positions were eliminated as a result of the Company-wide restructuring. The charge for other direct costs which aggregated $1.6 million was comprised of estimated costs for (1) lease terminations, real estate taxes and property insurance of $0.5 million, (2) plant shut down costs and restoration of facilities to pre-lease conditions of $0.5 million, (3) dismantlement and disposal of obsolete equipment of $0.3 million, (4) legal costs of $0.2 million and (5) other related shut down costs of $0.1 million.

14.  Comprehensive Income (Loss)

     Comprehensive income (loss) represents net loss attributed to common stockholders plus the results of any stockholders' equity changes related to the Company's previous interest rate swaps and

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES current interest rate cap agreements. For fiscal 2003, 2002 and 2001 comprehensive loss, net-of-tax, was $35.6 million, $8.0 million, and $22.1 million, respectively.

15. Quarterly Financial Data (Unaudited) (In thousands, except share and per share amounts)

                                      First Quarter    Second Quarter   Third Quarter       Fourth Quarter          Total
                                      --------------   --------------   --------------      --------------      --------------
2003
Net sales                             $       41,003   $       44,621   $       44,511      $       47,163      $      177,298
Cost of sales                                 30,812           33,170           34,007              33,981             131,970
Income (loss) before income taxes              1,681            2,707          (30,413)             (8,973)            (34,998)
Income tax (expense) benefit                      (2)             (13)             (12)               (240)               (267)
                                      --------------   --------------   --------------      --------------      --------------
Net loss                              $        1,679   $        2,694   $      (30,425)     $       (9,213)     $      (35,265)
                                      ==============   ==============   ==============      ==============      ==============
Average common shares outstanding
basic                                     27,135,481       27,652,413       27,639,127          27,856,085          27,602,806
                                      ==============   ==============   ==============      ==============      ==============
Average common shares outstanding
diluted                                   27,453,441       27,862,127       27,639,127          27,856,085          27,602,806
                                      ==============   ==============   ==============      ==============      ==============
Income (loss) per share basic and
diluted                               $         0.06   $         0.10   $        (1.10)(1)  $        (0.33)(2)  $        (1.28)
                                      ==============   ==============   ==============      ==============      ==============
2002
Net sales                             $       33,865   $       38,290   $       42,150      $       44,594      $      158,899
Cost of sales                                 26,107           28,509           31,483              30,990             117,089
Loss before income taxes                      (1,223)            (400)          (2,836)             (3,257)             (7,716)
Income tax benefit                                --               --                3                 115                 118
                                      --------------   --------------   --------------      --------------      --------------
Net loss                              $       (1,223)  $         (400)  $       (2,833)     $       (3,142)     $       (7,598)
Net loss attributed to common
stockholders                                  (3,884)          (3,061)         (28,650)             (3,171)            (38,766)
                                      ==============   ==============   ==============      ==============      ==============
Average common shares outstanding -
basic and diluted                          5,255,755        5,256,155        7,146,444          26,779,727          11,086,103
                                      ==============   ==============   ==============      ==============      ==============
Loss per share basic and diluted      $        (0.74)  $        (0.58)  $        (4.01)     $        (0.12)     $        (3.50)
                                      ==============   ==============   ==============      ==============      ==============

<F1>
(1) Includes $30.0 million goodwill impairment charge, and $1.9 million restructuring charges.
<F2>
(2) Includes $10.0 million goodwill and other intangible asset impairment charges, and $1.8 million restructuring charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we are required to file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management believes that there are reasonable assurances that our controls and procedures will achieve management's control objectives.

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2003. Based upon the foregoing, our Chairman of the Board and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to MedSource (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls Over Financial Reporting

     The evaluation referred to above did not identify any changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

     The information called for by Part III (Items 10, 11, 12, 13, and 14) of Form 10-K is incorporated herein by reference to such information, which will be contained in our definitive proxy statement relating to our 2003 annual meeting of stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial statements:

     All financial statements are filed in Part II of this report under Item 8 -- "Financial Statements and Supplementary Data."

     2.   Financial statement schedules:

     Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2003.

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

     3.   Exhibits:

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. We will furnish copies of the exhibits for a reasonable fee (covering the expense of furnishing copies) upon request:

Exhibit
 Number                               Description
-------   ----------------------------------------------------------------------
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

Exhibit
 Number                               Description
-------   ----------------------------------------------------------------------
    2.7 Asset Contribution and Exchange Agreement dated as of March 24, 1999 among the registrant, The MicroSpring Company, LLC, The MicroSpring Co., Inc., George Fowle, William S. Hodgson, Paul J. Dobson, James F. Marten, David G. Lubrano, Katherine Griswold, Mary Dashiell, Julie Parsons, Donald E. Milley, Louisa J. Dekkers, Joseph Keller, Robert F. Coughlin, Benjamin B. Brock, Patricia A. Van Blarcom, William T. McDonough, Kevin K. Gee, Carmine Sammarco and In Sup Choi, M.D. (incorporated by reference to Exhibit 2.7 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
    2.8 Asset Purchase Agreement dated as of January 11, 2000 by and among the registrant, Bespak Inc., Tenax Corporation and Tenax, LLC (incorporated by reference to Exhibit 2.8 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
    2.9 Agreement and Plan of Merger dated January 31, 2000 among the registrant, A.P.X. Acquisition Corp., Apex Engineering, Inc., Donald
          R. Rochelo and Donna L. Rochelo (incorporated by reference to Exhibit
          2.9 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   2.10 Agreement and Plan of Merger dated May 15, 2000 among the registrant, Thermat Acquisition Corp., Thermat Precision Technology, Inc., Thomas
          J. Roche and Karl Frank Hens (incorporated by reference to Exhibit
          2.10 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   2.11 Agreement and Plan of Merger dated as of December 8, 2000 among the registrant, ACT Acquisition Corp., ACT Medical, Inc., The Tolkoff Family Limited Partnership and M. Joshua Tolkoff (incorporated by reference to Exhibit 2.11 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   2.12 Agreement and Plan of Merger dated December 31, 2001 among the registrant, MedSource Trenton, Inc., HV Technologies, Inc. and Rudolph
          E. Carlson (incorporated by reference to Exhibit 2.12 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   2.13 Stock and Asset Purchase Agreement dated as of August 31, 2002 among the registrant, MedSource Technologies, LLC, MedSource Technologies Pittsburgh, Inc., Cycam, Inc., ELX, Inc., Wagner ELX and Donald J. Wagner (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended September 29, 2002, Commission File No. 000-49702, filed with the SEC on November 4,
          2002)
    3.1 Form of registrant's restated certificate of incorporation (incorporated by reference to Exhibit 3.1 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
    3.2 Form of registrant's amended and restated bylaws (incorporated by reference to Exhibit 3.2 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
    3.3 Certificate of the registrant's Designation of Rights, Preferences and Privileges of Series G Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the registrant's Form 8-A for registrant of certain classes of securities pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, Commission File No. 000-49702, filed with the SEC on August 19, 2003)
    4.1 Specimen certificate representing the registrant's common stock (incorporated by reference to Exhibit 4.1 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)

Exhibit
 Number                               Description
-------   ----------------------------------------------------------------------
    4.2 Credit Agreement among the registrant, MedSource Technologies, LLC, the domestic subsidiaries of the registrant from time to time party thereto, the lenders party thereto, First Union National Bank, as administrative agent, and First Union Securities, Inc., as lead arranger (incorporated by reference to Exhibit 4.2 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
    4.3 Waiver and Second Amendment to Credit Agreement dated as of May 9, 2003 among the registrant, its subsidiaries, Wachovia Bank, National Association, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 30, 2003, Commission File No. 000-49702, filed with the SEC on May 14, 2003)
    4.4 Rights Agreement dated as of August 12, 2003 between the registrant and Wachovia Bank, National Association, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B and C, respectively (incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K dated (date of earliest event reported) August 12, 2003, Commission File No. 000-49702, filed with the SEC on August 19, 2003)
   10.1 Registration Rights Agreement dated as of March 30, 1999 among the registrant, William J. Kidd, Carla G. Kidd, Edward R. Mandell, as Trustee under the Catherine M. Kidd Trust, Edward R. Mandell, as Trustee under the Cara E. Kidd Trust, Edward R. Mandell, as Trustee under the Thomas C. Kidd Trust, Clarice E. Webb, John P. Neafsey, Richard J. Effress, Andrew D. Lipman, Adam D. Lehrhoff, John C. Hertig, William Altieri, J.H. Whitney Mezzanine Fund, L.P., Whitney Strategic Partners, III, L.P., J.H. Whitney III, L.P. and German American Capital Corporation (incorporated by reference to Exhibit
          10.1 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   10.2 Registration Rights Agreement dated as of March 30, 1999 among the registrant, William J. Kidd, Carla G. Kidd, Edward R. Mandell, as Trustee under the Catherine M. Kidd Trust, Edward R. Mandell, as Trustee under the Cara E. Kidd Trust, Edward R. Mandell, as Trustee under the Thomas C. Kidd Trust, Clarice E. Webb, John P. Neafsey, Richard J. Effress, Andrew D. Lipman, Adam D. Lehrhoff, John C. Hertig, William Altieri, Portlyn Corporation, Kelco Industries, Inc., The MicroSpring Company, Inc., Laurence S. Derose Trust, BMD Irrevocable Trust of 1998, Jeffrey L. Derose Irrevocable Trust, Kevin
          L. Derose Irrevocable Trust, W.N. Rushwood, Inc. d/b/a Hayden Precision Industries, Peter J. Neidecker, Peter J. Neidecker Limited Partnership, Peter C. Neidecker Irrevocable Trust, Sally N. Morris and Sylvia N. Coors (incorporated by reference to Exhibit 10.2 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   10.3 Registration Rights Agreement dated as of May 14, 1999 between the registrant and IndoSuez MST Partners (incorporated by reference to Exhibit 10.3 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   10.4 Registration Rights Agreement dated as of October 25, 2000 among the registrant, The 1818 Fund III, L.P., William J. Kidd, Carla G. Kidd, Edward R. Mandell, as trustee under the William J. Kidd Grantor Trust, Richard J. Effress, Andrew D. Lipman, John W. Galiardo and Manire Limited Partnership (incorporated by reference to Exhibit 10.6 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   10.5 Registration Rights Agreement dated as of February 27, 2001 between the registrant and Thomas Weisel Partners LLC (incorporated by reference to Exhibit 10.8 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   10.6 Registration Rights Agreement dated as of January 2, 2002 among the registrant and each of the investors in its Series E Preferred Stock (incorporated by reference to Exhibit 10.9 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
   10.7 Registration Rights Agreement dated as of January 2 2002 among the registrant and each of the former stockholders of HV Technologies, Inc. (incorporated by reference to Exhibit 10.10 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)

Exhibit
 Number                               Description
-------   ----------------------------------------------------------------------
  *10.8 1999 Stock Plan of the registrant (as amended and restated through December 14, 2001) (incorporated by reference to Exhibit 10.11 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
  *10.9 Omnibus Stock Plan of ACT Medical, Inc. (as amended and restated through April 4, 2000) (incorporated by reference to Exhibit 10.12 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.10 2001 Employee Stock Purchase Plan of the registrant (incorporated by reference to Exhibit 10.13 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.11 Employment agreement dated as of August 8, 2000 between the registrant and Richard J. Effress (incorporated by reference to Exhibit 10.14 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.12 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Richard J. Effress (incorporated by reference to Exhibit 10.22 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.13 Employment agreement between the registrant and William Ellerkamp (incorporated by reference to Exhibit 10.16 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.14 Employment agreement between the registrant and William Ellerkamp (incorporated by reference to Exhibit 10.18 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.15 Employment agreement dated as of April 1, 1999 between the registrant and Ralph Polumbo (incorporated by reference to Exhibit 10.19 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.16 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Ralph Polumbo (incorporated by reference to Exhibit 10.28 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.17 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Dan Croteau (incorporated by reference to Exhibit 10.24 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.18 Employment Severance and Termination Agreements, each dated as of March 2002 between the registrant and Robert R. Snider (incorporated by reference to Exhibit 10.29 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.19 Form of Employment Severance and Termination Agreement between the registrant and William J. Kullback (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended December 29, 2002, Commission File No. 000-49702, filed with the SEC on February 10, 2003)
 *10.20 Form of Employment Severance and Termination Agreement between the registrant and Rolf Dahl (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended December 29, 2002, Commission File No. 000-49702, filed with the SEC on February 10, 2003)
 *10.21 Form of Restricted Stock Award Contract entered into by the registrant with certain of its executive officers (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 29, 2002, Commission File No. 000-49702, filed with the SEC on November 4, 2002)
  10.22 Business Conduct Policy and form of acknowledgement for the registrant's employees (incorporated by reference to Exhibit 10.30 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)

Exhibit
 Number                               Description
-------   ----------------------------------------------------------------------
  10.23 Form of Confidentiality Agreement for the registrant's employees (incorporated by reference to Exhibit 10.31 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
  10.24 Form of Disclosure Policy and acknowledgement for the registrant's employees (incorporated by reference to Exhibit 10.32 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
 *10.25 The registrant's Management Bonus Plan description (incorporated by reference to Exhibit 10.40 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
  10.26 Share Transfer Agreement dated as of March 30, 1999 among the registrant, J.H. Whitney III, L.P., Whitney Strategic Partners III, L.P. and the stockholders of the registrant named therein, and amendment thereto dated June 2000 (incorporated by reference to Exhibit 10.41 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)
  10.27 Share Escrow Agreement dated as of March 30, 1999 among the registrant, J.H. Whitney III, L.P., Whitney Strategic Partners III, L.P. and the stockholders of the registrant named therein (incorporated by reference to Exhibit 10.42 filed as part of the registrant's registration statement on Form S-1, Registration No. 333-76842)

   21.1   List of Subsidiaries
   23.1   Consent of Ernst & Young LLP
   24.1   Power of attorney (set forth on signature page)
   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
   32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*    Management contract, compensation plan or arrangement.

(b)  Reports on Form 8-K

     On April 29, 2003, we filed a Report on Form 8-K to file a press release announcing our financial results for the third quarter ended March 30, 2003.

                                                                     Schedule II

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                                      Balance      Charged
                                        at        to Costs    Charged to                           Balance
                                     Beginning      and         Other                             at End of
                                     of Period    Expense      Accounts        Deductions           Period
                                    ----------   ----------   ----------       -----------        ----------
Year ended June 30, 2003:
   Deduct from asset accounts:
      Allowance for doubtful
       accounts ................... $      646   $      355   $       88/(2)/  $      (271)/(1)/  $      818
Year ended June 30, 2002:
   Deduct from asset accounts:
      Allowance for doubtful
       accounts ................... $      596   $      530           --       $      (480)/(1)/  $      646
Year ended June 30, 2001:
   Deduct from asset accounts:
      Allowance for doubtful
       accounts ................... $      427   $      101   $      295/(2)/  $      (227)/(1)/  $      596

<F1>
(1)  Deductions were for write-offs against the allowance.
<F2>
(2)  Represents allowances from acquired companies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 2003.

                                         MEDSOURCE TECHNOLOGIES, INC.


                                         By:   /s/ Richard J. Effress
                                            ------------------------------------
                                               Name: Richard J. Effress
                                               Title: Chairman and CEO


                                POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Richard J. Effress and William J. Kullback and each one of them, acting individually and without the other, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                       Title                     Date
-----------------------------  ----------------------------   ------------------

  /s/ Richard J. Effress       Chairman of the Board of       September 26, 2003
-----------------------------  Directors and Chief
     Richard J. Effress        Executive Officer
                               (Principal Executive
                               Officer)

  /s/ William J. Kullback      Senior Vice President and      September 26, 2003
-----------------------------  Chief Financial Officer
    William J. Kullback        (Principal Financial Officer
                               and Principal Accounting
                               Officer)

                                         Director
-----------------------------
     Joseph Ciffolillo

   /s/ Paul E. Fulchino                  Director             September 26, 2003
-----------------------------
      Paul Fulchino

   /s/ John W. Galiardo                  Director             September 26, 2003
-----------------------------
      John Galiardo

   /s/ William J. Kidd                   Director             September 26, 2003
-----------------------------
      William J. Kidd

        Signatures                       Title                     Date
-----------------------------  ----------------------------   ------------------

   /s/ T. Michael Long                   Director             September 26, 2003
-----------------------------
      T. Michael Long

   /s/ Ross Manire                       Director             September 26, 2003
-----------------------------
      Ross Manire

   /s/ Carl S. Sloane                    Director             September 26, 2003
-----------------------------
      Carl Sloane