Form 10-Q
period 2003-09-28
MEDSOURCE TECHNOLOGIES INC
filed 2003-11-10
CIK 1084726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-49702

MedSource Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-2094496
State of incorporation:	IRS Employer Identification No:

110 Cheshire Lane, Suite 100, Minneapolis, MN 55305

(Address and zip code of principal executive office)

(952) 807-1234

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☒ No: ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 28, 2003 was 28,828,341.

Part I. Financial Information

Item 1.	Financial Statements

MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,746	$10,781
Accounts receivable, net	22,177	23,710
Inventories	23,980	25,617
Prepaid expenses and other current assets	3,802	4,318

Total current assets	61,705	64,426

Property, plant, and equipment, net	51,780	52,752
Goodwill	96,637	96,582
Other identifiable intangible assets, net	1,388	1,432
Deferred financing costs	1,588	1,682
Other assets	1,319	1,343

Total assets	$214,417	$218,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,208	$10,868
Accrued compensation and benefits	4,372	5,498
Other accrued expenses	1,774	2,293
Reserve for restructuring	353	958
Current portion of obligations under capital leases	1,323	1,326
Current portion of long-term debt	6,428	6,427

Total current liabilities	23,458	27,370

Obligations under capital leases, less current portion	3,636	3,962
Long-term debt, less current portion	30,073	30,073
Other long-term liabilities	671	731

Stockholders’ equity:
Common stock	289	289
Additional paid-in capital	277,847	277,791
Treasury stock	(1,486)	(1,463)
Accumulated other comprehensive loss	(236)	(288)
Accumulated deficit	(118,004)	(118,326)
Unearned compensation	(1,831)	(1,922)

Total stockholders’ equity	156,579	156,081

Total liabilities and stockholders’ equity	$214,417	$218,217

See Notes to Consolidated Financial Statements

MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	September 28, 2003	September 29, 2002
Revenues	$44,208	$41,003
Cost and expenses:
Cost of products sold	34,008	30,812
Selling, general, and administrative expense	7,737	7,988
Restructuring charges	1,396	—

Total cost and expenses	43,141	38,800

Operating income	1,067	2,203
Interest expense, net	(684)	(522)

Income before income taxes	383	1,681
Income tax expense	(61)	(2)

Net income	$322	$1,679

Net income per share (basic and diluted)	$0.01	$0.06

Weighted average common shares outstanding
Basic	27,967	27,135

Diluted	28,482	27,453

See Notes to Consolidated Financial Statements

MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended
	September 28, 2003	September 29, 2002
Operating activities:
Net income	$322	$1,679
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,383	2,033
Amortization of unearned compensation	158	35
Amortization of intangibles assets	30	83
Amortization of deferred financing costs	94	104
Loss on retirement of equipment	489	—
Changes in operating assets and liabilities, net of effect of business acquired:
Accounts and notes receivable	1,533	1,455
Inventories	1,637	(2,244)
Prepaid expenses and other current assets	516	54
Accounts payable, accrued compensation and benefits, accrued expenses, and other	(3,910)	(3,318)
Other	(47)	6

Net cash provided by (used in) operating activities	3,205	(113)

Investing activities:
Acquisition of businesses, net of cash acquired	—	(18,408)
Additions to plant and equipment, net	(1,900)	(2,090)

Net cash used in investing activities	(1,900)	(20,498)

Financing activities:
Payments of long-term debt	(337)	(106)
Proceeds from issuance of long-term debt	—	8,000
Redemption of Series E preferred stock, net of costs	—	(2,011)
Proceeds from sale of common stock, net of costs	(3)	93

Net cash (used in) provided by financing activities	(340)	5,976

Increase (decrease) in cash and cash equivalents	965	(14,635)
Cash and cash equivalents at beginning of period	10,781	38,268

Cash and cash equivalents at end of period	$11,746	$23,633

Supplemental disclosure of cash flow information
Cash paid for interest	$575	$—

Cash paid for income taxes	$—	$—

Common stock issued for acquisitions	$—	$6,004

See Notes to Consolidated Financial Statements

MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

MedSource Technologies, Inc. (the “Company”) has prepared the unaudited interim consolidated financial statements presented herein in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements are unaudited but, reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our financial position and results of operations and cash flows for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s annual report for its fiscal year ended June 30, 2003.

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United Sates requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock compensation is awarded to key employees in the form of stock options and restricted stock. All stock options are issued with exercise prices equal to the fair market value of the related shares on the date of issuance. Accordingly, as provided by APB No. 25, we did not recognize any stock compensation expense for stock options granted during the periods presented. The following table summarizes what our operating results would have been if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No.148, “Accounting for Stock-Based Compensation,” to its stock based employee compensation (in thousands):

	For the Three Months Ended
	September 28, 2003	September 29, 2002
Net income, as reported	$322	$1,679
Stock compensation expense – fair value based method (SFAS No. 148)	(456)	(491)

Pro forma net (loss) income	$(134)	$1,188

Net income per share as reported (basic and diluted)	$0.01	$0.06

Pro forma net (loss) income per share (basic and diluted)	$0.00	$0.04

Weighted average common shares outstanding – Basic	27,967	27,135
Effect of delutive securities:
Stock option plans	25	155
Restricted stock	449	—
Stock warrants	41	163

Dilutive potential common shares	515	318

Weighted average common shares outstanding – Diluted	28,482	27,453

We have issued restricted stock as part of employee incentive plans. The fair market value of the restricted stock is amortized over the projected remaining vesting period. During the three months ended September 28, 2003, we incurred $0.2 million of non-cash stock compensation expenses related to restricted stock issuances. No such charges were incurred during the three months ended September 29, 2002.

2.	Acquisition

On September 4, 2002, the Company acquired Cycam, Inc. (“Cycam”), a company located in Houston, Pennsylvania that manufactures reconstructive implants and instruments. The total purchase price was approximately $24.4 million, which included $18.4 million in cash and 667,175 shares of common stock valued at $6.0 million. The fair market value of the shares issued in connection with the Cycam acquisition was based on the market price of our common stock on the date of issuance. The acquisition was recorded using the purchase method of accounting. The purchase price allocation was $6.0 million to net tangible assets and $18.4 million to goodwill. During the three months ended September 28, 2003, the purchase price allocation was finalized and resulted in an increase of $0.1 million to the allocation to goodwill. In conjunction with the acquisition, the Company drew $8.0 million from the acquisition line under the Company’s existing credit facility. The effect of the acquisition on our historical financial position and results of operations is not material, and therefore no pro forma data of this acquisition is presented. Cycam’s operating results have been included in our consolidated operating results since the date of acquisition.

The acquisition of Cycam expanded our capacity and capabilities in the metal machining of orthopedic reconstructive implants. In addition, Cycam provided us with the complimentary capabilities of plastic machining, surface coatings, near net shape forging, and sterilized packaging and kitting of orthopedic implants. Cycam also had strong relationships with several leading orthopedic companies where we had only a minor presence prior to the acquisition.

3.	Inventories

Inventories consisted of the following (in thousands):

	September 28, 2003	June 30, 2003
Raw material	$13,237	$13,806
Work in progress	7,523	8,389
Finished goods	3,220	3,422

Total	$23,980	$25,617

4.	Comprehensive Income

Comprehensive income represents net income attributed to common stockholders plus the results of any stockholders’ equity changes relating to the Company’s current interest rate cap agreement. For the three months ended September 28, 2003 and September 29, 2002, comprehensive income was $0.4 million and $1.5 million, respectively.

5.	Restructuring Charges

During the three months ended September 28, 2003, we continued our fiscal 2003 restructuring plan to reconfigure our resources in an effort to meet our customer’s needs and lower our cost of operations. The restructuring plan includes facility consolidations, employee terminations, and other activities. We estimate the total cost of this restructuring plan will be $15.0 – $20.0 million and that the plan will be completed by the end of fiscal 2005. The total cost estimate includes an investment of $1.7 million in plant and equipment to ensure the facility consolidation does not disrupt operations. The estimate is based on the best available information at this time. These estimates may change as new information becomes available. The following table contains detailed information about the charges incurred to date, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” related to the fiscal 2003 restructuring plan (in millions):

Description	Estimated Charges	Incurred through September 28, 2003	Estimated Remaining Charges
Employee termination	$4.8	$0.9	$3.9
Facility consolidation	4.6	0.5	4.1
Property, plant and equipment disposals	2.2	0.5	1.7
Other direct costs	6.7	0.8	5.9

Total	$18.3	$2.7	$15.6

Employee termination charges represent the cost of reducing our workforce in conjunction with facility consolidations. During the three months ended September 28, 2003, we terminated 18 people in conjunction with our fiscal 2003 restructuring plan. Facility consolidation charges represent the direct costs of moving property, plant and equipment to new facilities. Property plant and equipment disposals represents the write-off of redundant assets that will no longer be used in ongoing operations as a result of our facility consolidation initiative net of disposal proceeds.

The following table contains information regarding our fiscal 2003 restructuring plan liability as of September 28, 2003 (in millions):

Description	Balance at June 30, 2003	Additions	Payments	Balance at September 28, 2003
Employee termination	$0.5	$0.2	$0.4	$0.3
Facility consolidation	—	0.5	0.5	—
Property, plant and equipment disposals	—	0.5	0.5	—
Other direct costs	—	0.2	0.2	—

Total	$0.5	$1.4	$1.6	$0.3

We estimate that we will incur $5.8 – $8.3 million and $7.9 – $10.4 million of charges in fiscal 2004 and fiscal 2005, respectively, related to the fiscal 2003 restructuring plan.

During the three months ended September 28, 2003, the company continued to finalize the fiscal 2001 restructuring plan. We estimate that all activities associated with the fiscal 2001 restructuring plan will be finalized by the end of fiscal 2004. The following table contains information regarding our fiscal 2001 restructuring plan liability as of September 28, 2003 (in millions):

Description	Initial Accrual	Reclassification	Additional Accrual	Payments through Sept. 28, 2003	Balance at Sept. 28, 2003
Impairment of goodwill and other intangibles	$3.6	$—	$—	$3.6	$—
Impairment of property, plant and equipment	1.9	2.3	—	4.2	—
Employee termination benefits	3.8	(1.2)	1.9	4.4	0.1
Other direct costs	2.2	(1.1)	0.5	1.6	—

	$11.5	$—	$2.4	$13.8	$0.1

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q.

The following discussion and other information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. In many cases, you can identify forward-looking statements by terminology such as may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate, “ “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed below and under the heading “risk factors” contained in our Form 10-K for the period ended June 30, 2003. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We do not assume any obligation to update the forward-looking statements after the date hereof.

Overview

We provide product development and design services, precision metal and plastic part manufacturing, product assembly services and supply chain management. We provide our products and services to each of the following primary target markets:

•	Surgical Instrumentation devices and components;

•	Electro-Medical Implants and components;

•	Interventional devices and components; and

•	Orthopedic implants and instruments.

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

Since our initial acquisitions, we have acquired six additional businesses through September 28, 2003. Our most recent acquisition was Cycam Inc. in September 2002. The acquisition of Cycam, a manufacturer of reconstructive implants, provided us with complimentary capabilities of plastic machining, surface coatings, near net shape forging and sterilized packaging and kitting of orthopedic implants. Cycam also had strong relationships with several leading orthopedic companies where we had only a minor presence. All of our acquisitions were accounted for using the purchase method of accounting.

Restructuring Activity

During the three months ended September 28, 2003, we continued to execute on our fiscal 2003 restructuring plan. We estimate the total cost of this restructuring plan will be approximately $15.0 – $20.0 million and we expect to incur the majority of these charges prior to the end of fiscal 2005. Prior to fiscal 2004, we incurred charges totaling $1.3 million related to this plan. During the three months ended September 28, 2003, we incurred $1.4 of charges related to this restructuring plan. The $1.4 million of charges consisted of $0.5 million of facility consolidation expenses such as moving equipment between facilities, a $0.5 million write off of duplicate equipment that will not be used as a result of our decision to sell our Santa Clara facility, $0.2 million of charges related to the termination 18 people, and $0.2 million of other costs. During fiscal 2004 and fiscal 2005, we expect to incur $5.8 – $8.3 million and $7.9 – $10.4 million, respectively, in restructuring charges related to this plan.

During the three months ended September 28, 2003, we continued to finalize our fiscal 2001 restructuring plan, we made payments of $0.4 million associated with employee terminations. We expect to pay off all liabilities associated with the fiscal 2001 restructuring plan by the end of fiscal 2004.

Results of Operations

Revenues

We primarily recognize product revenues at the time products are shipped. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For three months ended September 28, 2003, service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectability from the customer. Reserves for returns and allowances are recorded against revenues based on management’s estimates and historical experience.

We target the sale of our products and services to medical device companies in the four target markets described above. As we have continued to focus on these markets, our sales to non-medical customers as a percentage of our total revenues have been decreasing over time. Sales to non-medical customers were less than 2% of our total revenues during the three months ended September 28, 2003. We expect sales to non-medical customers as a percentage of our total revenues to continue to decrease in the future.

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

During the three months ended September 28, 2003, our top four customers accounted for 55% of our revenues, with one customer accounting for 28% of our revenues, and another accounting for 14% of our revenues. We expect revenues from our largest customers to continue to constitute an increasing portion of our total revenues.

We primarily derive our revenues from serving leading medical device companies. These customers are typically large companies with substantial market share in one or more of our four target markets, and we believe that expanding our relationships with these customers represents an important revenue opportunity. As a result, we devote significant sales efforts to securing additional business from the business units and product lines of the leading medical device companies that we currently serve, as well as developing business with other business units and product lines of these customers. As we increasingly focus on serving customers and expanding our offerings to them by developing or acquiring additional engineering and manufacturing capabilities, we expect the percentage of revenues we derive from these customers to increase over time, as compared with revenues from non-medical device companies. We also intend to continue to selectively pursue promising opportunities with emerging medical device companies.

As discussed above, we have acquired six businesses since we began operations during March 1999. A substantial portion of our revenue growth to date has been attributable to the addition of these acquired companies’ revenues. In the periods following these acquisitions, we have grown our revenues by offering our existing customers access to our newly acquired engineering and manufacturing capabilities, as well as by offering the customers of the acquired businesses access to our existing capabilities. We generally have retained the medical device customers of the companies that we have acquired, but have selectively discontinued business with customers of the acquired businesses that did not fit our strategic focus of serving leading and select emerging medical device companies in our four target markets or related medical fields.

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

Gross margins as a percentage of revenues for the three months ended September 28, 2003 and September 29, 2002 were 23.1% and 24.9%, respectfully. Our margins are driven by sales mix between devices, components, and engineering services as well as the respective product mixes within our various product categories. Historically, our component business has generally produced higher gross margins. When we were initially formed during March 1999, we were predominately a components supplier. However, in order to expand the scope of our services and accelerate revenue growth, we aggressively pursued opportunities for the assembly of completed devices, which generally have higher material content and a lower value added content, and can result in lower gross margins but with lower capital investment.

Selling, general and administrative expense includes strategic investments in our sales and marketing, operations and quality teams, and our corporate support staff.

Three Months Ended September 28, 2003 Compared to Three Months Ended September 29, 2002

Revenues for the three-month period ended September 28, 2003 totaled $44.2 million compared to $41.0 million for the same period of the prior year, an increase of 7.8%. Approximately 5.0% of this increase was due to the acquisition of Cycam Inc. and the other 2.8% was due to internal growth. Our internal growth was primarily driven by strength in our surgical instrument and electro-medical implant markets. These strengths were partially offset by decreasing sales to our interventional and orthopedic markets as a result of closing our Santa Clara facility.

Cost of products sold for the three-month period ended September 28, 2003 totaled $34.0 million compared to $30.8 million for the three-month period ended September 29, 2002. The increase in cost of products sold resulted principally from the increase in sales volume compared to the prior year period.

Gross margin was 23.1% for the three months ended September 28, 2003, compared to 24.9% for the three months ended September 29, 2002. The decrease in gross margin resulted primarily from: manufacturing inefficiencies associated with the transfer of production of certain products to other company facilities to achieve long-term operational efficiencies and an unanticipated delay in ramp up of a new program; an unfavorable sales mix; increased outsourcing costs incurred to meet customer lead time requirements, and rising platinum costs.

Going forward we expect our margins to be affected by several factors. First, we are focused on increasing capacity to reduce our outsourcing costs, but expect to incur increased outsourcing costs in the near term. Additionally, our margins could continue to be affected by fluctuations in the price of platinum. However, we have agreements with customers to limit our exposure to p costs. A third factor that will affect margins is the shift in our sales mix to product assembly, which have lower margins than our component manufacturing products. Finally, we expect our margins to improve as we increase manufacturing efficiency as a result of our facility consolidation, sales growth and business excellence initiatives.

Selling, general, and administrative expense for the three-month period ended September 28, 2003 totaled $7.7 million, or 17.5% of revenues, compared to $8.0 million, or 19.5% of revenues, for the three months ended September 29, 2002. The decrease in selling, general, and administrative expense was primarily the result of cost savings from our fiscal 2003 and fiscal 2001 restructuring plans.

Net interest expense totaled $0.7 million for the three-month period ended September 28, 2003 and $0.5 million for the three months ended September 29, 2002. This was due to higher interest rates from the prior period.

Net income totaled $0.3 million, or $0.01 per share (basic and diluted), compared with income of $1.7 million, or $0.06 per share (basic and diluted), for the three months ended September 29, 2002.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided by operations and borrowings under our senior credit facility, which includes a $15.0 million unused revolving credit facility. To date, our principal uses of cash have been to finance capital expenditures, meet debt service requirements and finance acquisitions. We expect that these uses will continue in the future.

Management believes that current cash balances and cash generated from operations, combined with available borrowings under our senior credit facility, will be adequate to fund requirements for working capital, capital expenditures, and future expansion for the next 12 months.

Operating Activities

Net cash provided by (used in) operating activities totaled $3.2 million for the three months ended September 28, 2003 compared to $(0.1) million for the three months ended September 29, 2002. The increase in cash provided by operating activities over the prior year period was primarily the result of a $3.8 million improvement in net operating asset management, primarily driven by improved inventory management. This was partially offset by a reduction in cash generated from net operating income.

Investing Activities

Cash used in investing activities was $1.9 million for the three months ended September 28, 2003, compared to $20.5 million for the three months ended September 29, 2002. All investing cash outflows for the three months ended September 28, 2003 were used to invest in property and equipment. We expect capital expenditures in fiscal 2004 to be approximately $9.5 million. During the three months ended September 29, 2002 we used $18.4 million of cash to finance the acquisition of Cycam Inc., and invested $2.1 million in property and equipment.

Financing Activities

Cash (used in) provided by financing activities was $(0.3) million for the three months ended September 28, 2003, compared to $6.0 million for the three months ended September 29, 2002. During the three months ended September 28, 2003 we repaid $0.3 million of principal on our long-term debt obligations. We expect to pay $7.8 million, $10.3 million, $12.7 million, and $10.7 million of the outstanding principle balance of our long-term debt obligations in fiscal 2004, 2005, 2006, and 2007, respectively. During the three months ended September 29, 2002 we paid $2.0 million to redeem outstanding series E preferred stock and received $8.0 million of proceeds from our acquisition line of credit.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term in defined in Item 303 of Regulations S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

There has been no material change to the Critical Accounting Policies we disclosed in our annual report on Form 10-K for our year ended June 30, 2003.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have any obligations under any fixed rate debt.

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We had $36.5 million of variable rate debt outstanding under our senior credit facility at September 28, 2003. To reduce our exposure to interest rate risk, we entered into an interest rate cap agreement to hedge our exposure to interest rate risk under our new senior credit facility. The effect of a 10% increase in interest rates would have resulted in an immaterial increase in interest expense during our period ended September 28, 2003.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we are required to file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management believes that there are reasonable assurances that our controls and procedures will achieve management’s control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 28, 2003. Based upon the foregoing, our Chairman of the Board and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to MedSource (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls Over Financial Reporting

The evaluation referred to above did not identify any significant changes in our internal controls over financial reporting that occurred during our quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During July 2003, we issued an aggregate of 16,620 shares of our common stock upon exercise of warrants issued to one of the investors who had purchased our Series E preferred stock in 2001. The exercise price of the warrants was $0.01 per share, and the investor used a “cashless” provision that enabled him to surrender the right to receive upon exercise of the warrants a number of shares of common stock with a value equal to the aggregate exercise price of the warrants and, as a result, surrendered the right to receive an aggregate of 46 shares. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

During July 2003, we issued an aggregate of 3,685 shares of our common stock to each of five directors, who are all “accredited investors,” as payment for their $3,125 quarterly directors’ fee. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

During August 2003, we issued an aggregate of 8,312 shares of our common stock upon exercise of warrants issued to one of the investors who had purchased our Series E preferred stock in 2001. This individual is one of our directors. The exercise price of the warrants was $0.01 per share, and the investor used a “cashless” provision that enabled him to surrender the right to receive upon exercise of the warrants a number of shares of common stock with a value equal to the aggregate exercise price of the warrants and, as a result, surrendered the right to receive an aggregate of 21 shares. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

See Notes to Consolidated Financial Statements

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On July 31, 2003, we filed a Report on Form 8-K to file a press release announcing our financial results for the year ended June 30, 2003.

On August 19, 2003, we filed a Report on Form 8-K announcing that we had entered into a Rights Agreement with Wachovia Bank, National Association, as rights agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2003

MEDSOURCE TECHNOLOGIES, INC.

By:	/s/ Richard J. Effress
Richard J. Effress, Chairman and Chief Executive Officer

By:	/s/ William J. Kullback
William J. Kullback Senior Vice President – Finance and Chief Financial Officer