Form 10-Q
period 2003-12-28
MEDSOURCE TECHNOLOGIES INC
filed 2004-02-11
CIK 1084726

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☒    No:  ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of February 3, 2004 was 28,970,162.

See Notes to Consolidated Financial Statements

Part I. Financial Information

Item 1. Financial Statements

MedSource Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 28, 2003	June 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,644	$10,781
Accounts receivable, net	22,775	23,710
Inventories	22,929	25,617
Prepaid expenses and other current assets	4,716	4,318

Total current assets	64,064	64,426

Property, plant, and equipment, net	51,013	52,752
Goodwill	96,637	96,582
Other identifiable intangible assets, net	1,357	1,432
Deferred financing costs	1,477	1,682
Other assets	1,336	1,343

Total assets	$215,884	$218,217

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$9,538	$10,868
Accrued compensation and benefits	4,626	5,498
Other accrued expenses	3,110	2,293
Reserve for restructuring	219	958
Current portion of obligations under capital lease	1,307	1,326
Current portion of long-term debt	7,518	6,427

Total current liabilities	26,318	27,370

Obligations under capital leases, less current portion	3,319	3,962
Long-term debt, less current portion	27,975	30,073
Other long-term liabilities	623	731

Stockholders’ equity:
Common stock	289	289
Additional paid-in capital	277,880	277,791
Treasury stock	(1,495)	(1,463)
Accumulated other comprehensive loss	(207)	(288)
Accumulated deficit	(117,150)	(118,326)
Unearned compensation	(1,668)	(1,922)

Total stockholders’ equity	157,649	156,081

Liabilities & stockholders’ equity	$215,884	$218,217

See Notes to Consolidated Financial Statements

MedSource Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Revenues	$46,023	$44,621	$90,231	$85,624
Costs and expenses:
Cost of product sold	35,062	33,170	69,070	63,982
Selling, general and administrative expense	7,795	8,108	15,532	16,096
Restructuring charges	1,493	—	2,889	—

Operating income	1,673	3,343	2,740	5,546

Interest expense, net	(675)	(636)	(1,359)	(1,158)

Income before income taxes	998	2,707	1,381	4,388
Income tax expense	(144)	(13)	(205)	(15)

Net income	$854	$2,694	$1,176	$4,373

Net income per (basic and diluted)	$0.03	$0.10	$0.04	$0.16

Weighted average common shares outstanding
Basic	28,039,843	27,652,413	28,003,868	27,398,219
Diluted	28,647,397	27,862,127	28,564,017	27,622,816

See Notes to Consolidated Financial Statements

MedSource Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (In thousands)

(Unaudited)

	For the Six Months Ended
	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Net income	$1,176	$4,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,735	3,941
Non-cash stock compensation	311	71
Amortization of other intangibles	60	168
Amortization of deferred financing costs and discount on long-term debt	205	206
Loss on retirement of equipment	561	49
Changes in operating assets and liabilities, net of effect of business acquired:
Accounts receivable	935	(156)
Inventories	2,688	(1,668)
Prepaid expenses and other current assets	(398)	(813)
Accounts payable, accrued compensation and benefits, accrued expenses and other	(2,043)	(4,688)
Other	(69)	(821)

Net cash provided by operating activities	8,161	662

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(18,359)
Investment in other assets	—	(3,751)
Proceeds from sale of equipment	12	—
Additions to plant and equipment, net	(3,651)	(6,500)

Net cash used in investing activities	(3,639)	(28,610)

Cash flows from financing activities:
Payments of long-term debt	(1,690)	(1,550)
Proceeds of long-term debt	—	8,000
Redemption of Series E preferred stock	—	(2,010)
Proceeds from sale of common stock, net of costs	31	640

Net cash (used) provided by financing activities	(1,659)	5,080

Increase (decrease) in cash and cash equivalents	2,863	(22,868)
Cash and cash equivalents at beginning of period	10,781	38,268

Cash and cash equivalents at end of period	$13,644	$15,400

See Notes To Consolidated Financial Statements

MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim financial statements

MedSource Technologies, Inc. (“we” or the “Company”) has prepared the unaudited interim consolidated financial statements presented herein in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements are unaudited but, reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of our financial position and results of operations and cash flows for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Stock Based Compensation

The Company accounts for its stock-based employee compensation plans under the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock compensation is awarded to key employees in the form of stock options and restricted stock. All stock options are issued with exercise prices equal to the fair market value of the related shares on the date of issuance. Accordingly, as provided by APB No. 25, we did not recognize any stock compensation expense for stock options granted during the periods presented. The following table summarizes what our operating results would have been if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation,” to its stock based employee compensation (in thousands except share and per share amounts):

	For The Three Months Ended		For the Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net income as reported	$854	$2,694	$1,176	$4,373
Stock compensation expense – fair value based method	(213)	(386)	(669)	(877)

Pro forma net income	$641	$2,308	$507	$3,496

Net income per share as reported (basic and diluted)	$0.03	$0.10	$0.04	$0.16

Pro forma net income per share (basic and diluted)	$0.02	$0.08	$0.02	$0.13

Weighted average shares outstanding - basic	28,039,843	27,652,413	28,003,868	27,398,219
Effect of dilutive securities:
Stock option plans	90,899	46,354	52,405	61,237
Restricted stock	493,706	—	484,797	—
Stock warrants	22,949	163,360	22,947	163,360

Dilutive potential common shares	607,554	209,714	560,149	224,597

Weighted average shares outstanding – diluted	28,647,397	27,862,127	28,564,017	27,622,816

We have issued restricted stock as part of employee incentive plans. The fair market value of the restricted stock is amortized over the projected remaining vesting period. During the three months and six months ended December 28, 2003, we incurred $0.2 million and $0.3 million of non-cash stock compensation expenses related to restricted stock issuances. During the three and six months ended December 29, 2002, we incurred $0.0 million and $0.1 million of non-cash stock compensation expenses related to restricted stock issuances.

2. Acquisition

On September 4, 2002, the Company acquired Cycam, Inc. (“Cycam”), a company located in Houston, Pennsylvania that manufactures reconstructive implants and instruments. The total purchase price was approximately $24.4 million, which included $18.4 million in cash and 667,175 shares of common stock valued at $6.0 million. The fair market value of the shares issued in connection with the Cycam acquisition was based on the market price of our common stock on the date of issuance. The acquisition was recorded using the purchase method of accounting. The purchase price allocation was $6.0 million to net tangible assets and $18.4 million to goodwill. During the six months ended December 28, 2003, the purchase price allocation was finalized and resulted in an increase of $0.1 million to the allocation to goodwill. In conjunction with the acquisition, the Company drew $8.0 million from the acquisition line under the Company’s existing credit facility. The effect of the acquisition on our historical financial position and results of operations is not material, and therefore no pro forma data of this acquisition is presented. Cycam’s operating results have been included in our consolidated operating results since the date of acquisition.

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

3. Inventories

Inventories consisted of the following (in thousands):

	December 28, 2003	June 30, 2003
	(Unaudited)
Raw material	$12,158	$13,806
Work-in-progress	7,324	8,389
Finished goods	3,447	3,422

Total	$22,929	$25,617

4. Comprehensive Income

Comprehensive income represents net income attributed to common stockholders plus the results of any stockholders’ equity changes relating to the Company’s previous interest rate swaps and current interest rate cap agreements. For the three and six months ended December 28, 2003 comprehensive income was $0.9 million and $1.3 million, respectively. For the three and six months ended December 29, 2002, comprehensive income was $2.4 million and $4.1 million, respectively.

5. Restructuring Charges

During the three and six months ended December 28, 2003, we continued our fiscal 2003 restructuring plan to reconfigure our resources in an effort to meet our customer’s needs and lower our cost of operations. The restructuring plan includes facility consolidations, employee terminations, and other activities. We estimate the total cost of this restructuring plan will be $15.0 - $20.0 million and that the plan will be completed by the end of fiscal 2005. The total cost estimate includes an investment of $1.7 million in plant and equipment to ensure the facility consolidation does not disrupt operations. The estimate is based on the best available information at this time. These estimates may change as new information becomes available. The following table contains detailed information about the charges incurred to date, recorded in accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” related to the fiscal 2003 restructuring plan (in millions):

Description	Estimated Charges	Incurred through December 28, 2003	Estimated Remaining Charges
Employee termination	$4.8	$1.4	$3.4
Facility consolidation	4.6	1.1	3.5
Property, plant and equipment disposals	2.2	0.5	1.7
Other direct costs	6.7	0.9	5.8

Total	$18.3	$3.9	$14.4

We estimate that we will incur $4.9 - $7.4 million and $7.1 - $9.6 million of charges in fiscal 2004 and fiscal 2005, respectively, related to the fiscal 2003 restructuring plan.

Employee termination charges represent the cost of reducing our workforce in conjunction with facility consolidations and other downsizing activities. Facility consolidation charges represent the direct costs of moving property, plant and equipment to different facilities. Property plant and equipment disposals represents the write-off of redundant assets that will no longer be used in ongoing operations as a result of our facility consolidation initiative, net of disposal proceeds.

The following table contains information regarding our fiscal 2003 restructuring plan liability as of December 28, 2003 (in millions):

Description	Balance at June 30, 2003	Additions	Payments	Balance at December 28, 2003
Employee termination	$0.5	$0.7	$1.0	$0.2
Facility consolidation	—	1.1	1.1	—
Property, plant and equipment disposals	—	0.5	0.5	—
Other direct costs	—	0.3	0.3	—

Total	$0.5	$2.6	$2.9	$0.2

During the three and six months ended December 28, 2003, the Company continued to finalize the fiscal 2001 restructuring plan. We estimate that all activities associated with the fiscal 2001 restructuring plan will be finalized by the end of fiscal 2004. The following table contains information regarding our fiscal 2001 restructuring plan liability as of December 28, 2003 (in millions):

Description	Initial Accrual	Reclassification	Additional Accrual	Payments through Dec. 28, 2003	Balance at Dec. 28, 2003
Impairment of goodwill and other intangibles	$3.6	$—	$—	$3.6	$—
Impairment of property, plant and equipment	1.9	2.3	0.1	4.3	—
Employee termination benefits	3.8	(1.2)	1.9	4.5	—
Other direct costs	2.2	(1.1)	0.7	1.8	—

	$11.5	$—	$2.7	$14.2	$—

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q.

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. In many cases, you can identify forward-looking statements by terminology such as may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate, “ “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed below and under the heading “risk factors” contained in our Form 10-K for the period ended June 30, 2003. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We do not assume any obligation to update the forward-looking statements after the date hereof.

Overview

We provide product development and design services, precision metal and plastic part manufacturing, product assembly services and supply chain management. We provide our products and services to each of the following primary target markets:

•	Surgical instrumentation devices and components;

•	Electro-medical devices and components;

•	Interventional devices and components; and

•	Orthopedic devices and instruments.

Company History

During 1998, our co-founders, Richard J. Effress and William J. Kidd, established MedSource to identify business opportunities in the medical engineering and manufacturing services industry. During March 1999, with additional equity capital from Whitney & Co., we acquired seven unaffiliated businesses to begin our operations. The original seven acquisitions were Kelco Industries, W.N. Rushwood d/b/a Hayden Precision Industries, National Wire and Stamping, The MicroSpring Company, Portlyn, Texcel and Brimfield Precision. Our first fiscal period, which ended July 3, 1999, consisted of only three months of consolidated results, which included material one-time expenses for business combination and formation.

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

Restructuring Activity

During the three and six months ended December 28, 2003, we continued to execute on our fiscal 2003 restructuring plan. We estimate the total cost of this restructuring plan will be approximately $15.0 - $20.0 million and we expect to incur the majority of these charges prior to the end of fiscal 2005. Prior to fiscal 2004, we incurred charges totaling $1.3 million related to this plan. During the three and six months ended December 28, 2003, we incurred $1.2 million and $2.6 million, respectively, of charges related to this restructuring plan.

The $1.2 million of restructuring charges incurred during the three months ended December 28, 2003, consisted of $0.6 million of facility consolidation expenses such as moving equipment between facilities, $0.5 million of employee termination charges and $0.1 million of other restructuring costs. The $2.6 million of restructuring charges incurred during the six months ended December 28, 2003, consisted of $1.1 million of facility consolidation expenses such as moving equipment between facilities, a $0.5 million write off of redundant equipment and a leasehold improvement that will not be used as a result of our decision to sell our Santa Clara facility, $0.7 million of employee termination charges, and $0.3 million of other restructuring costs. During fiscal 2004 and fiscal 2005, we expect to incur $4.9 – $7.4 million and $7.1 - $9.6 million, respectively, in restructuring charges related to this plan.

During the three and six months ended December 28, 2003, we continued to finalize our fiscal 2001 restructuring plan. During the three and six months ended December 28, 2003, we incurred $0.3 million and $0.3 million of restructuring charges related to this plan. The fiscal 2001 restructuring plan is substantially complete and will be finalized by the end of fiscal 2004.

Results of Operations

Revenues

We primarily recognize product revenues at the time products are shipped. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For three and six months ended December 28, 2003, service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectability from the customer. Reserves for returns and allowances are recorded against revenues based on management’s estimates and historical experience.

We target the sale of our products and services to medical device companies in the four target markets described above. As we have continued to focus on these markets, our sales to non-medical customers as a percentage of our total revenues have been decreasing over time. Sales to non-medical customers represented approximately 2% of our total revenues during the three and six months ended December 28, 2003. We expect sales to non-medical customers as a percentage of our total revenues to continue to decrease in the future.

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

During the three and six months ended December 28, 2003, our top four customers accounted for 57% and 56% of our revenues, respectively, with one customer accounting for 28% and 28% of our revenues, respectively, and another accounting for 14% and 14% of our revenues, respectively. We expect revenues from our largest customers to continue to constitute a significant portion of our total revenues.

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

Gross margins as a percentage of revenues for the three months ended December 28, 2003 and December 29, 2002 were 23.8% and 25.7%, respectfully. Gross margins as a percentage of revenues for the six months ended December 28, 2003 and December 29, 2002 were 23.5% and 25.3%, respectively. Our margins are driven by sales mix between devices, components, and engineering services as well as the respective product mixes within our various product categories. Historically, our component business has generally produced higher gross margins. When we were initially formed during March 1999, we were predominately a components supplier. However, in order to expand the scope of our services and accelerate revenue growth, we aggressively pursued opportunities for the assembly of completed devices, which generally have higher material content and a lower value added content, and can result in lower gross margins but with lower capital investment.

Selling, general and administrative expense includes strategic investments in our sales and marketing, operations and quality teams, and our corporate support staff.

Three Months Ended December 28, 2003 Compared to Three Months Ended December 29, 2002

Revenues for the three-month period ended December 28, 2003 totaled $46.0 million compared to $44.6 million for the same period of the prior year, an increase of 3.1%. Our growth was primarily driven by strength in our orthopedic and electro-medical implant markets. Orthopedic revenues increased by 34%, and electro-medical implant revenues increased by 7%. These strengths were partially offset by decreasing sales to our surgical instrumentation and interventional markets. Surgical instrumentation revenues decreased by 5%, and interventional sales decreased by 11%.

During the three-months ended December 28, 2003, component revenue, assembly revenue and engineering services revenue comprised 66.3%, 29.5% and 4.2%, respectively, of total revenues. This compares to a revenue mix of 64.4%, 30.6%, and 5.0% for components, assembly, and engineering services, respectively, for the three months ended December 29, 2002.

Cost of products sold for the three-month period ended December 28, 2003 totaled $35.1 million compared to $33.2 million for the three-month period ended December 29, 2002. The increase in cost of products sold resulted from the increase in sales volume compared to the prior year period as well as an increase in the absorption of costs associated with underutilized facilities.

Gross margin was 23.8% for the three months ended December 28, 2003, compared to 25.7% for the three months ended December 29, 2002. The decrease in gross margin resulted primarily from: the absorption of costs associated with certain underutilized manufacturing operations, an unfavorable sales mix; and rising platinum costs.

Going forward we expect our margins to be affected by several factors. We expect our margins to improve as we increase manufacturing efficiency as a result of facility consolidation, sales growth, and business excellence initiatives. Additionally, our margins could continue to be affected by fluctuations in the price of platinum. However, we have agreements with customers to limit our exposure to platinum costs. Finally, a third factor that will affect margins is the shift in our sales mix to product assembly, which has lower margins than our component manufacturing products.

Selling, general, and administrative expense for the three-month period ended December 28, 2003 totaled $7.8 million, or 16.9% of revenues, compared to $8.1 million, or 18.2% of revenues, for the three months ended December 29, 2002. The decrease in selling, general, and administrative expense was primarily the result of cost savings from our fiscal 2003 and fiscal 2001 restructuring plans.

Net interest expense totaled $0.7 million for the three-month period ended December 28, 2003 and $0.6 million for the three months ended December 29, 2002.

Net income totaled $0.9 million, or $0.03 per share (basic and diluted), compared with net income of $2.7 million, or $0.10 per share (basic and diluted), for the three months ended December 29, 2002.

Six Months Ended December 28, 2003 Compared to Six Months Ended December 29, 2002

Revenues for the six-month period ended December 28, 2003 totaled $90.2 million compared to $85.6 million for the same period of the prior year, an increase of 5.4%. Approximately 2.6% of this increase was due to the acquisition of Cycam Inc. and the other 2.8% was due to internal growth. Our internal growth was primarily driven by strength in our orthopedic and electro-medical implant markets. Orthopedic and electro-medical implant revenues increased by 12% compared to the prior year period. These strengths were partially offset by decreasing sales to our interventional markets. Interventional revenues decreased by 9%.

During the six-months ended December 28, 2003, component revenue, assembly revenue and engineering services revenue comprised 67.0%, 28.9% and 4.1%, respectively, of total revenues. This compares to a revenue mix of 63.7%, 31.8%, and 4.5% for components, assembly, and engineering services, respectively, for the six months ended December 29, 2002.

Cost of products sold for the six-month period ended December 28, 2003 totaled $69.1 million compared to $64.0 million for the six-month period ended December 29, 2002. The increase in cost of products sold resulted primarily from the increase in volume compared to the prior year period as well as an increase in the absorption of costs associated with underutilized facilities.

Gross margin was 23.5% for the six months ended December 28, 2003, compared to 25.3% for the six months ended December 29, 2002. The decrease in gross margin resulted primarily from: the absorption of costs associated with certain underutilized manufacturing operations, an unfavorable sales mix; and rising platinum costs.

Going forward we expect our margins to be affected by several factors. We expect our margins to improve as we increase manufacturing efficiency as a result of facility consolidation, sales growth, and business excellence initiatives. Additionally, our margins could continue to be affected by fluctuations in the price of platinum. However, we have agreements with customers to limit our exposure to platinum costs. Finally, a third factor that will affect margins is the shift in our sales mix to product assembly, which has lower margins than our component manufacturing products.

Selling, general, and administrative expense for the six-month period ended December 28, 2003 totaled $15.5 million, or 17.2% of revenues, compared to $16.1 million, or 18.8% of revenues, for the six months ended December 29, 2002. The decrease in selling, general, and administrative expense was primarily the result of cost savings from our fiscal 2003 and fiscal 2001 restructuring plans.

Net interest expense totaled $1.4 million for the six-month period ended December 28, 2003 and $1.2 million for the same prior year period.

Net income attributed to common shareholders for the six-month period ended December 28, 2003 totaled $1.2 million, or $0.04 per share (basic and diluted), compared with net income of $4.4 million, or $0.16 per share, for the same prior year period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided by operations and borrowings under our senior credit facility, which includes a $15.0 million unused revolving credit facility. To date, our principal uses of cash have been to fund working capital requirements, finance capital expenditures, meet debt service requirements and finance acquisitions. We expect that these uses will continue in the future.

Management believes that current cash balances and cash generated from operations, combined with available borrowings under our senior credit facility, will be adequate to fund requirements for working capital, capital expenditures, and future expansion for the next 12 months.

Operating Activities

Net cash provided by operating activities totaled $8.2 million for the six months ended December 28, 2003 compared to $0.7 million for the six months ended December 29, 2002. The increase in cash provided by operating activities over the prior year period was primarily the result of a $9.3 million improvement in net operating asset management, primarily driven by improved inventory management. In addition, the Company’s cash cycle have seen improvement compared to the prior year. These gains were partially offset by a reduction in cash generated from net operating income.

Investing Activities

Cash used in investing activities was $3.6 million for the six months ended December 28, 2003, compared to $28.6 million for the six months ended December 29, 2002. All investing cash outflows for the six months ended December 28, 2003 were used to invest in property and equipment. We expect capital expenditures in fiscal 2004 to be approximately $9.5 million. During the six months ended December 29, 2002 we used $18.4 million of cash to finance the acquisition of Cycam Inc., and invested $10.2 million in property and equipment.

Financing Activities

Cash (used in) provided by financing activities was $(1.7) million for the six months ended December 28, 2003, compared to $5.1 million for the six months ended December 29, 2002. During the six months ended December 28, 2003 we repaid $1.7 million of principal on our long-term debt obligations. We expect to pay $6.4 million, $10.9 million, $13.3 million, and $7.1 million of the outstanding principal balance of our long-term debt obligations during the remainder of fiscal 2004, 2005, 2006, and 2007, respectively. During the six months ended December 29, 2002 we paid $2.0 million to redeem outstanding series E preferred stock, paid $1.5 million of principle on our long-term debt obligation, received $0.6 million of proceeds from the sale of our common stock and received $8.0 million of proceeds from our acquisition line of credit.

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

For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We had $35.5 million of variable rate debt outstanding under our senior credit facility at December 28, 2003. To reduce our exposure to interest rate risk, we entered into an interest rate cap agreement to hedge our exposure to interest rate risk under our new senior credit facility. The effect of a 10% increase in interest rates would have resulted in an immaterial increase in interest expense during our period ended December 28, 2003.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 28, 2003. Based upon the foregoing, our Chairman of the Board and Chief Executive Officer and our Senior Vice President — Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to MedSource (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

Changes in Internal Controls

The evaluation referred to above did not identify any significant changes in our internal controls over financial reporting that occurred during our quarter ended December 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During October 2003, we issued an aggregate of 1,663 shares of our common stock upon exercise of warrants issued to one of the investors who had purchased our Series E preferred stock in 2001. The exercise price of the warrants was $0.01 per share, and the investor used a “cashless” provision that enabled him to surrender the right to receive upon exercise of the warrants a number of shares of common stock with a value equal to the aggregate exercise price of the warrants and, as a result, surrendered the right to receive an aggregate of 3 shares. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

During November 2003, we issued an aggregate of 16,666 shares of our common stock upon exercise of warrants issued to one of the investors who had purchased our Series E preferred stock in 2001. This individual is one of our directors. The exercise price of the warrants was $0.01 per share. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on November 5, 2003, our stockholders:

•	elected the following persons by the following votes to serve as Class I directors, to serve until our annual meeting of stockholders scheduled to be held in the year 2005 and until their successors are duly elected and qualified:

	Votes
Nominee	For	Withheld
Richard J. Effress	16,001,393	2,694,139
William J. Kidd	18,087,212	608,320
T. Michael Long	18,088,112	607,420

•	ratified the action of our board in appointing Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2004 by the following vote:

For	Against	Abstain
18,474,002	200,764	20,766

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

(b) Reports on Form 8-K

On October 30, 2003, we filed a Report on Form 8-K to file a press release announcing our financial results for the quarter ended September 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2004

MEDSOURCE TECHNOLOGIES, INC.

By:	/s/ Richard J. Effress
Richard J. Effress, Chairman
and Chief Executive Officer

By:	/s/ William J. Kullback
William J. Kullback
Senior Vice President – Finance and Chief Financial Officer