Form 10-Q
period 2004-03-28
MEDSOURCE TECHNOLOGIES INC
filed 2004-05-11
CIK 1084726

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 2004

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

         The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of May 7, 2004 was 28,990,705.

                                Table of Contents

                          Part I: Financial Information
                          -----------------------------

Item 1.  Financial Statements..................................................3

         Consolidated Balance Sheets...........................................3

         Consolidated Statements of Operations.................................4

         Consolidated Statements of Cash Flows.................................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

Item 3.  Quantitative and Qualitative Disclosures About Financial
         Market Risk..........................................................15

Item 4.  Controls and Procedures..............................................16

                           Part II: Other Information
                           --------------------------

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities and Use of Proceeds............................17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................17

Signatures....................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             March 28,                 June 30,
                                                                               2004                      2003
                                                                        ---------------------------------------------
                                                                             (Unaudited)
 ASSETS
Current assets:
    Cash and cash equivalents                                            $          13,978          $         10,781
    Accounts receivable, net                                                        23,075                    23,710
    Inventories                                                                     24,292                    25,617
    Prepaid expenses and other current assets                                        4,002                     4,318
                                                                        -------------------       -------------------
        Total current assets                                                        65,347                    64,426

Property, plant, and equipment, net                                                 50,551                    52,752
Goodwill                                                                            96,637                    96,582
Other identifiable intangible assets, net                                            1,327                     1,432
Deferred financing costs                                                             1,364                     1,682
Other assets                                                                         1,338                     1,343
                                                                        -------------------       -------------------
              Total assets                                               $         216,564          $        218,217
                                                                        ===================       ===================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $          10,579          $         10,868
    Accrued compensation and benefits                                                4,279                     5,498
    Other accrued expenses                                                           2,916                     2,293
    Reserve for restructuring                                                          489                       958
    Current portion of obligations under capital lease                               1,290                     1,326
    Current portion of long-term debt                                                7,955                     6,427
                                                                        -------------------       -------------------
        Total current liabilities                                                   27,508                    27,370

Obligations under capital leases, less current portion                               2,999                     3,962
Long-term debt, less current portion                                                25,877                    30,073
Other long-term liabilities                                                            602                       731

Stockholders' equity:
    Common stock                                                                       292                       289
    Additional paid-in capital                                                     278,192                   277,791
    Treasury stock                                                                 (1,500)                   (1,463)
    Accumulated other comprehensive loss                                             (217)                     (288)
    Accumulated deficit                                                          (115,676)                 (118,326)
    Unearned compensation                                                          (1,513)                   (1,922)
                                                                        -------------------       -------------------
        Total stockholders' equity                                                 159,578                   156,081
                                                                        -------------------       -------------------
              Liabilities & stockholders' equity                         $         216,564          $        218,217
                                                                        ===================       ===================



                 See Notes to Consolidated Financial Statements

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  ------------------------------- -----------------------------------
                                                     MARCH 28,       MARCH 30,       MARCH 28,        MARCH 30,
                                                       2004            2003            2004             2003
                                                  ---------------- -------------- --------------- -----------------

Revenues                                            $       46,027  $     44,511   $      136,258   $      130,135
Costs and expenses:
   Cost of product sold                                     35,037        34,007          104,107           97,989
   Selling, general and administrative expense               7,692         8,379           23,224           24,475
   Restructuring charges                                     1,100         1,948            3,989            1,948
   Goodwill impairment                                          --        30,000               --           30,000
                                                  ---------------- -------------- --------------- -----------------

Operating income (loss)                                      2,198       (29,823)           4,938          (24,277)

Interest expense, net                                        (668)          (590)          (2,027)          (1,748)
                                                  ---------------- -------------- --------------- -----------------

Income (loss) before income taxes                            1,530       (30,413)           2,911          (26,025)
Income tax expense                                              56            12              261               27
                                                  ---------------- -------------- --------------- -----------------

Net income (loss)                                   $        1,474  $    (30,425)  $        2,650  $       (26,052)
                                                  ================ ============== =============== =================
Net income (loss) per (basic and diluted)           $         0.05  $      (1.10)  $         0.09  $         (0.95)
                                                  ================ ============== =============== =================

Weighted average common shares outstanding
          Basic                                         28,125,901    27,639,127       28,044,846       27,413,489
          Diluted                                       29,046,182    27,639,127       28,753,689       27,413,489














                 See Notes to Consolidated Financial Statements

                  MedSource Technologies, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows (In thousands)
                                   (Unaudited)

                                                                                    For the Nine Months Ended
                                                                                  March 28,           March 30,
                                                                                    2004                 2003
                                                                              ------------------  -------------------

Cash flows from operating activities:
    Net income                                                                       $   2,650            $ (26,052)
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                       7,045                6,324
      Non-cash stock compensation                                                          461                   71
      Goodwill impairment                                                                   --               30,000
      Amortization of other intangibles                                                    105                  253
      Amortization of deferred financing costs and discount
         on long-term debt                                                                 342                  305
      Loss on retirement of equipment                                                      491                1,122
   Changes in operating assets and liabilities, net of effect of business acquired:
      Accounts receivable                                                                  635                  145
      Inventories                                                                        1,325               (3,306)
      Prepaid expenses and other current assets                                            316                 (590)
    Accounts payable, accrued compensation and benefits,
      accrued expenses and other                                                        (1,353)              (2,806)
      Other                                                                               (113)                (280)
                                                                              ------------------  -------------------
         Net cash provided by operating activities                                      11,904                5,186

Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired                                          --              (22,591)
   Proceeds from sale of equipment                                                         348                   80
   Additions to plant and equipment, net                                                (5,685)             (10,623)
                                                                              ------------------  -------------------
         Net cash used in investing activities                                          (5,418)             (33,134)

Cash flows from financing activities:
   Payments of long-term debt                                                           (3,715)              (2,997)
   Proceeds of long-term debt                                                               --                8,000
   Redemption of Series E preferred stock                                                   --               (2,010)
   Proceeds from sale of common stock, net of costs                                        345                  813
                                                                              ------------------  -------------------
         Net cash (used in) provided by financing activities                            (3,370)               3,806
                                                                              ------------------  -------------------

Increase (decrease) in cash and cash equivalents                                         3,197              (24,142)
Cash and cash equivalents at beginning of period                                        10,781               38,268
                                                                              ------------------  -------------------
Cash and cash equivalents at end of period                                           $  13,978            $  14,126
                                                                              ------------------  -------------------









                 See Notes To Consolidated Financial Statements

                  MEDSOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       INTERIM FINANCIAL STATEMENTS

         MedSource Technologies, Inc. ("we" or the "Company") has prepared the unaudited interim consolidated financial statements presented herein in accordance with accounting principles generally accepted in the United States for interim financial statements and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements are unaudited but reflect all adjustments, consisting of normal recurring adjustments and accruals, which, in the opinion of management, are considered necessary for a fair presentation of our financial position and results of operations and cash flows for the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         The consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report for its fiscal year ended June 30, 2003.

         Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Stock Based Compensation

         The Company accounts for its stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock compensation is awarded to key employees in the form of stock options and restricted stock. All stock options are issued with exercise prices equal to the fair market value of the related shares on the date of issuance. Accordingly, as provided by APB No. 25, we did not recognize any stock compensation expense for stock options granted during the periods presented. The following table summarizes what our operating results would have been if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No.148, "Accounting for Stock-Based Compensation," to its stock based employee compensation (in thousands except share and per share amounts):

                                            For The Three Months Ended              For the Nine Months Ended
                                            March 28,         March 30,           March 28,           March 30,
                                              2004              2003                2004                2003
                                          -------------     --------------    -----------------    ----------------
     Net income (loss) as reported        $      1,474       $    (30,425)     $         2,650      $      (26,052)
     Stock compensation expense - fair
       value based method                         (287)              (272)                (956)               (325)
                                          -------------     --------------    -----------------    ----------------
     Pro forma net income                 $      1,187       $    (30,697)     $         1,694      $      (26,377)
                                          =============     ==============    =================    ================

     Net income (loss) per share as
     reported (basic and diluted)         $       0.05        $     (1.10)     $          0.09      $        (0.95)
                                          =============     ==============    =================    ================
     Pro forma net income (loss) per
     share (basic and diluted)            $       0.04        $     (1.11)     $          0.06      $        (0.96)
                                          =============     ==============    =================    ================

     Weighted average shares
       outstanding - basic                  28,125,901         27,639,127           28,044,846          27,413,489
     Effect of dilutive securities:
              Stock option plans               327,543                 --              153,292                  --
              Restricted stock                 569,781                 --              532,600                  --
              Stock warrants                    22,957                 --               22,951                  --
                                          -------------     --------------    -----------------    ----------------
     Dilutive potential common shares          920,281                 --              708,843                  --
                                          -------------     --------------    -----------------    ----------------

     Weighted average shares
     outstanding - diluted                  29,046,182         27,639,127           28,753,689          27,413,489
                                          =============     ==============    =================    ================

         We have issued restricted stock as part of employee incentive plans. The fair market value of the restricted stock is amortized over the projected remaining vesting period. During the three months and nine months ended March 28, 2004, we incurred $0.2 million and $0.5 million of non-cash stock compensation expenses related to restricted stock issuances. During the three and nine months ended March 30, 2003, we incurred $0.0 million and $0.1 million of non-cash stock compensation expenses related to restricted stock issuances.

2.       ACQUISITION

         On September 4, 2002, the Company acquired Cycam, Inc. ("Cycam"), a company located in Houston, Pennsylvania that manufactures reconstructive implants and instruments. The total purchase price was approximately $24.4 million, which included $18.4 million in cash and 667,175 shares of common stock valued at $6.0 million. The fair market value of the shares issued in connection with the Cycam acquisition was based on the market price of our common stock on the date of issuance. The acquisition was recorded using the purchase method of accounting. The purchase price allocation was $6.0 million to net tangible assets and $18.4 million to goodwill. During the nine months ended March 28, 2003, the purchase price allocation was finalized and resulted in an increase of $0.1 million to the allocation to goodwill. In conjunction with the acquisition, the Company drew $8.0 million from the acquisition line under the Company's existing credit facility. The effect of the acquisition on our historical financial position and results of operations is not material, and therefore no pro forma data of this acquisition is presented. Cycam's operating results have been included in our consolidated operating results since the date of acquisition.

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

3.       INVENTORIES

         Inventories consisted of the following (in thousands):

                                           March 28,               June 30,
                                             2004                    2003
                                       ------------------     ---------------
                                          (Unaudited)
     Raw material                            $ 11,345           $  13,806
     Work-in-progress                           8,590              8,389
     Finished goods                             4,357              3,422
                                       ------------------     ---------------
        Total                                $ 24,292           $ 25,617
                                       ==================     ===============

4.       GOODWILL

         During the nine months ended March 28, 2004, goodwill increased by $0.1 million resulting from purchase accounting adjustments related to the Cycam and Midwest Plastics acquisitions that occurred in the year ended June 30, 2003.

5.       OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET

         During the nine months ended March 28, 2004, other identifiable intangible assets, net, decreased by $0.1 million resulting from amortization.

6.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents net income (loss) attributed to common stockholders plus the results of any stockholders' equity changes relating to the Company's previous interest rate swaps and current interest rate cap agreements. For the three and nine months ended March 28, 2004 comprehensive income was $1.5 million and $2.7 million, respectively. For the three and nine months ended March 30, 2003, comprehensive loss was $30.5 million and $26.3 million, respectively.

7.       Restructuring Charges

         During the three and nine months ended March 28, 2004, we continued our fiscal 2003 restructuring plan to reconfigure our resources in an effort to meet our customer's needs and lower our cost of operations. The restructuring plan includes facility consolidations, employee terminations, and other activities. We estimate the total cost of this restructuring plan will be $15.0 - $20.0 million and that the plan will be completed by the end of fiscal 2005. The total cost estimate includes an investment of $1.7 million in plant and equipment to ensure the facility consolidation does not disrupt operations. The estimate is based on the best available information at this time. These estimates may change as new information becomes available. The following table contains detailed information about the charges incurred to date related to the fiscal 2003 restructuring plan (in millions), recorded in accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities":

                                                                        Incurred           Estimated
                                                    Estimated        through March         Remaining
  Description                                        Charges             28, 2004            Charges
  -------------------------------------------     ---------------    -----------------    ---------------
  Employee termination                            $          4.8     $            2.1     $          2.7
  Facility consolidation                                     4.6                  1.6                3.0
  Property, plant and equipment disposals                    2.2                  0.4                1.8
  Other direct costs                                         6.7                  0.9                5.8
                                                  ---------------    -----------------    ---------------
  Total                                           $         18.3     $            5.0     $         13.3
                                                  ===============    =================    ===============

         We estimate that we will incur $4.9 - $7.4 million and $7.1- $9.6 million of charges in fiscal 2004 and fiscal 2005, respectively, related to the fiscal 2003 restructuring plan.

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

         The following table contains information regarding our fiscal 2003 restructuring plan liability as of March 28, 2004 (in millions):

                                                Balance at                                           Balance at
                                               June 30, 2003                                       March 28, 2004
Description                                                       Additions       Payments
-------------------------------------------    --------------    ------------    ------------     -----------------
Employee termination                           $         0.5     $       1.2     $       1.2      $            0.5
Facility consolidation                                    --             1.1             1.1                    --
Property, plant and equipment disposals                   --             0.5             0.5                    --
Other direct costs                                        --             0.3             0.3                    --
                                               --------------    ------------    ------------     -----------------

Total                                          $         0.5     $       3.1     $       3.1      $            0.5
                                               ==============    ============    ============     =================

         During the three and nine months ended March 28, 2004, the Company continued to finalize the fiscal 2001 restructuring plan. All activities associated with the fiscal 2001 restructuring plan have been finalized. The following table contains information regarding our fiscal 2001 restructuring plan liability as of March 28, 2004 (in millions):


                                                                                                 Payments
                                                                                                 through        Balance at
                                                 Initial                         Additional      March 28,      March 28,
Description                                      Accrual      Reclassification     Accrual          2004            2004
                                               ------------   ----------------  --------------  --------------  -------------
Impairment of goodwill and other intangibles.. $       3.6    $          --     $          --   $         3.6   $         --
Impairment of property, plant and equipment...         1.9              2.3               0.1             4.3             --
Employee termination benefits.................         3.8             (1.2)              1.9             4.5             --
Other direct costs............................         2.2             (1.1)              0.7             1.8             --
                                               ------------   --------------      ------------  --------------  -------------

                                               $      11.5    $          --     $         2.7   $        14.2   $         --
                                               ============   ==============    ==============  ==============  =============


8.       INCOME TAXES

         The effective income tax rate for the three months and nine months ended March 28, 2004, differs from the statutory rate due to the utilization of net operating loss carryovers.

9.       SUBSEQUENT EVENT

         On April 27, 2004, the Company entered into an Agreement and Plan of Merger with Medical Device Manufacturing, Inc., a wholly owned subsidiary of UTI Corporation, ("Purchaser") and Pine Merger Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into the Company with the Company being the surviving corporation and becoming a wholly-owned subsidiary of Purchaser. The merger is conditioned upon, among other things, the approval of the merger by the Company's stockholders, any required antitrust clearance and the receipt by Purchaser of the proceeds contemplated by financing commitments.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q.

         The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. In many cases, you can identify forward-looking statements by terminology such as may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate, " "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed below and under the heading "risk factors" contained in our Form 10-K for the period ended June 30, 2003. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We do not assume any obligation to update the forward-looking statements after the date hereof.

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

         Since our initial acquisitions, we have acquired six additional businesses through March 28, 2003. Our most recent acquisition was Cycam Inc. in September 2002. The acquisition of Cycam, a manufacturer of reconstructive implants, provided us with complimentary capabilities of plastic machining, surface coatings, near net shape forging and sterilized packaging and kitting of orthopedic implants. Cycam also had strong relationships with several leading orthopedic companies where we had only a minor presence. All of our acquisitions were accounted for using the purchase method of accounting.

RESTRUCTURING ACTIVITY

         During the three and nine months ended March 28, 2004, we continued to execute on our fiscal 2003 restructuring plan. We estimate the total cost of this restructuring plan will be approximately $15.0 - $20.0 million and we expect to incur the majority of these charges prior to the end of fiscal 2005. Prior to fiscal 2004, we incurred charges totaling $1.3 million related to this plan. During the three and nine months ended March 28, 2004, we incurred $1.1 million and $3.7 million, respectively, of charges related to this restructuring plan.

         The $1.1 million of restructuring charges incurred during the three months ended March 28, 2004, consisted of $0.5 million of facility consolidation expenses and $0.7 million of employee termination charges, partially offset by $0.1 million of property, plant and equipment disposal gains. The $5.0 million of restructuring charges incurred during the nine months ended March 28, 2004, consisted of $1.6 million of facility consolidation expenses, a $0.4 million write off of redundant equipment, $2.1 million of employee termination charges, and $0.9 million of other restructuring costs. During fiscal 2004 and fiscal 2005, we expect to incur $4.9 - $7.4 million and $7.1 - $9.6 million, respectively, in restructuring charges related to this plan.

         During the three and nine months ended March 28, 2004, we continued to finalize our fiscal 2001 restructuring plan. During the three and nine months ended March 28, 2004, we incurred $0.0 million and $0.3 million of restructuring charges related to this plan. The fiscal 2001 restructuring plan is complete.

SUBSEQUENT EVENT

         On April 27, 2004, the Company entered into an Agreement and Plan of Merger with Medical Device Manufacturing, Inc., a wholly owned subsidiary of UTI Corporation, ("Purchaser") and Pine Merger Corporation ("Merger Sub"), pursuant to which Merger Sub will merge with and into the Company with the Company being the surviving corporation and becoming a wholly-owned subsidiary of Purchaser. The merger is conditioned upon, among other things, the approval of the merger by the Company's stockholders, any required antitrust clearance and the receipt by Purchaser of the proceeds contemplated by financing commitments.

RESULTS OF OPERATIONS

         REVENUES

         We primarily recognize product revenues at the time products are shipped. Product shipments are supported by purchase orders from customers that indicate the price for each product. For services, we recognize revenues primarily on a time and materials basis. Service revenues are supported by customer orders or contracts that indicate the price for the services being rendered. For three and nine months ended March 28, 2004, service revenues were less than 10% of total revenues. Revenues for product shipments and services rendered must also have reasonable assurance of collectability from the customer. Reserves for returns and allowances are recorded against revenues based on management's estimates and historical experience.

         We target the sale of our products and services to medical device companies in the four target markets described in Overview above. As we have continued to focus on these markets, our sales to non-medical customers as a percentage of our total revenues have been decreasing over time. Sales to non-medical customers represented approximately 2% of our total revenues during the three and nine months ended March 28, 2004. We expect sales to non-medical customers as a percentage of our total revenues to continue to decrease in the future.

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

         During the three and nine months ended March 28, 2004, our top four customers accounted for 57% and 56% of our revenues, respectively, with one customer accounting for 31% and 29% of our revenues, respectively, and another accounting for 11% and 13% of our revenues, respectively. We expect revenues from our largest customers to continue to constitute a significant portion of our total revenues.

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

         Gross margins as a percentage of revenues for the three months ended March 28, 2004 and March 30, 2003 were 23.9% and 23.6%, respectfully. Gross margins as a percentage of revenues for the nine months ended March 28, 2004 and March 30, 2003 were 23.6% and 24.7%, respectively. Our margins are driven by sales mix between devices, components, and engineering services as well as the respective product mixes within our various product categories. Historically, our component business has generally produced higher gross margins. When we were initially formed during March 1999, we were predominately a components supplier. However, in order to expand the scope of our services and accelerate revenue growth, we aggressively pursued opportunities for the assembly of completed devices, which generally have higher material content and a lower value added content, and can result in lower gross margins but with lower capital investment.

         Selling, general and administrative expense includes strategic investments in our sales and marketing, operations and quality teams, and our corporate support staff.

THREE MONTHS ENDED MARCH 28, 2004 COMPARED TO THREE MONTHS ENDED MARCH 30, 2003

         Revenues for the three-month period ended March 28, 2004 totaled $46.0 million compared to $44.5 million for the same period of the prior year, an increase of 3.4%. Our growth was primarily driven by strength in our orthopedic and interventional markets. Orthopedic revenues increased by 31%, and interventional revenues increased by 9%. These strengths were partially offset by decreasing sales to our electro-medical implant and surgical instrumentation markets. Electro-medical implant revenues decreased by 12%, due partially to reduced inventory safety stock levels at some of our customers. Surgical instrumentation sales decreased by 1%.

         During the three-months ended March 28, 2004 and the three-months ended March 30, 2003, component revenue, assembly revenue and engineering services revenue comprised 66%, 30% and 4%, respectively, of total revenues.

         Cost of products sold for the three-month period ended March 28, 2004 totaled $35.0 million compared to $34.0 million for the three-month period ended March 30, 2003. The increase in cost of products sold resulted from the increase in sales volume compared to the prior year period.

         Gross margin was 23.9% for the three months ended March 28, 2004, compared to 23.6% for the three months ended March 30, 2003.

         Selling, general, and administrative expense for the three-month period ended March 28, 2004 totaled $7.7 million, or 16.7% of revenues, compared to $8.4 million, or 18.8% of revenues, for the three months ended March 30, 2003. The decrease in selling, general, and administrative expense was primarily the result of cost savings from our fiscal 2003 and fiscal 2001 restructuring plans.

         Net interest expense totaled $0.7 million for the three-month period ended March 28, 2004 and $0.6 million for the three months ended March 30, 2003.

         Net income totaled $1.5 million, or $0.05 per share (basic and diluted), compared with a net loss of $(30.4) million, or $(1.10) per share (basic and diluted), for the three months ended March 30, 2003.

NINE MONTHS ENDED MARCH 28, 2004 COMPARED TO NINE MONTHS ENDED MARCH 28, 2003

         Revenues for the nine-month period ended March 28, 2004 totaled $136.3 million compared to $130.1 million for the same period of the prior year, an increase of 4.7%. Approximately 0.9% of this increase was due to the acquisition of Cycam Inc. and the other 3.8% was due to internal growth. Our internal growth was primarily driven by strength in our orthopedic and electro-medical implant markets.

Orthopedic and electro-medical implant revenues increased by 14% compared to the prior year period. These strengths were partially offset by decreasing sales to our interventional market. Interventional revenues decreased by 3%.

         During the nine-months ended March 28, 2004, component revenue, assembly revenue and engineering services revenue comprised 67%, 29% and 4%, respectively, of total revenues. This compares to a revenue mix of 65%, 31%, and 4% for components, assembly, and engineering services, respectively, for the nine months ended March 30, 2003.

         Cost of products sold for the nine-month period ended March 28, 2004 totaled $104.1 million compared to $98.0 million for the nine-month period ended March 30, 2003. The increase in cost of products sold resulted primarily from the increase in volume compared to the prior year period as well as an increase in the absorption of costs associated with underutilized facilities.

         Gross margin was 23.6% for the nine months ended March 28, 2004, compared to 24.7% for the nine months ended March 30, 2003. The decrease in gross margin resulted primarily from: the absorption of costs associated with certain underutilized manufacturing operations, an unfavorable sales mix; and rising platinum costs.

         Selling, general, and administrative expense for the nine-month period ended March 28, 2004 totaled $23.2 million, or 17.0% of revenues, compared to $24.5 million, or 18.8% of revenues, for the nine months ended March 30, 2003. The decrease in selling, general, and administrative expense was primarily the result of cost savings from our fiscal 2003 and fiscal 2001 restructuring plans.

         Net interest expense totaled $2.0 million for the nine-month period ended March 28, 2004 and $1.7 million for the same prior year period.

         Net income for the nine-month period ended March 28, 2004 totaled $2.7 million, or $0.09 per share (basic and diluted), compared with a net loss of $(26.1) million, or $(4.01) per share, for the same prior year period.

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

         OPERATING ACTIVITIES

         Net cash provided by operating activities totaled $12.0 million for the nine months ended March 28, 2004 compared to $5.2 million for the nine months ended March 30, 2003. The increase in cash provided by operating activities over the prior year period was primarily the result of a $6.1 million improvement in net operating asset management, primarily driven by improved inventory management. In addition, the Company's cash cycle has seen improvement compared to the prior year.

         INVESTING ACTIVITIES

         Cash used in investing activities was $5.4 million for the nine months ended March 28, 2004, compared to $33.1 million for the nine months ended March 30, 2003. All investing cash outflows for the nine months ended March 28, 2004 were used to invest in property and equipment. We expect capital expenditures in fiscal 2004 to be approximately $9.5 million. During the nine months ended March 30, 2003 we used $22.6 million of cash to finance the acquisitions and invested $10.6 million in property and equipment.

         FINANCING ACTIVITIES

         Cash (used in) provided by financing activities was $(3.4) million for the nine months ended March 28, 2004, compared to $3.8 million for the nine months ended March 30, 2003. During the nine months ended March 28, 2004 we repaid $3.7 million of principal on our long-term debt obligations. We expect to pay $2.1 million, $9.1 million, $11.4 million, and $9.7 million of the outstanding principal balance of our long-term debt obligations during the remainder of fiscal 2004, 2005, 2006, and 2007, respectively. If the merger described in Subsequent Event above takes place, it is anticipated that our then outstanding debt will be repaid in full at the time of the merger. During the nine months ended March 30, 2003 we paid $2.0 million to redeem outstanding series E preferred stock, paid $3.0 million of principal on our long-term debt obligation, received $0.8 million of proceeds from the sale of our common stock and received $8.0 million of proceeds from our acquisition long-term debt.

         OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any "off-balance sheet arrangements" (as such term in defined in Item 303 of Regulations S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

         For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We had $33.8 million of variable rate debt outstanding under our senior credit facility at March 28, 2004. To reduce our exposure to interest rate risk, we entered into an interest rate cap agreement to hedge our exposure to interest rate risk under our new senior credit facility. The effect of a 10% increase in interest rates would have resulted in an immaterial increase in interest expense during our period ended March 28, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we are required to file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management believes that there are reasonable assurances that our controls and procedures will achieve management's control objectives.

         We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Senior Vice President -- Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 28, 2004. Based upon the foregoing, our Chairman of the Board and Chief Executive Officer and our Senior Vice President -- Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to MedSource (and its consolidated subsidiaries) required to be included in our Exchange Act reports.

CHANGES IN INTERNAL CONTROLS

         The evaluation referred to above did not identify any significant changes in our internal controls over financial reporting that occurred during our quarter ended March 28, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During March 2004, we issued an aggregate of 3,328 shares of our common stock upon exercise of warrants issued to one of the investors who had purchased our Series E preferred stock in 2001. The exercise price of the warrants was $0.01 per share, and the investor used a "cashless" provision that enabled her to surrender the right to receive upon exercise of the warrants a number of shares of common stock with a value equal to the aggregate exercise price of the warrants and, as a result, surrendered the right to receive an aggregate of 5 shares. We issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

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

         (b)    Reports on Form 8-K

                On April 28, 2004, we filed a Report on Form 8-K to file a press release announcing our financial results for the quarter ended March 28, 2004, and the execution of an agreement and plan of merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 2004

                                      MEDSOURCE TECHNOLOGIES, INC.


                                      By:  /s/ Richard J. Effress
                                         ---------------------------------------
                                               Richard J. Effress, Chairman
                                                 and Chief Executive Officer


                                      By:  /s/ William J. Kullback
                                         ---------------------------------------
                                               William J. Kullback
                                               Senior Vice President - Finance
                                                 and Chief Financial Officer